Form 10-Q
period 1996-04-22
OLD AMERICA STORES INC
filed 1996-06-05
CIK 897506

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 22, 1996.

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______ to________


                         Commission File Number 0-21598

                            OLD AMERICA STORES, INC.
            (Exact name of registrant as specified  in its charter)

                  DELAWARE                             13-3487813
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)



                           811 North Collins Freeway
                                Highway 75 North
                                   PO Box 370
                               Howe, Texas 75459
                    (Address of principal executive offices)

                                 (903)532-3000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes [ X ]  No [   ]

At May 29, 1996, an aggregate of 3,505,699 shares of the registrant's Common Stock, value of $ .01 each (the "Common Stock"), and 1,012,842 shares of registrant's Nonvoting Common Stock, value of $ .01 each (the "Nonvoting Common Stock"), were outstanding.

                   OLD AMERICA STORES, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                          PAGE
- - ------------------------------------------------------------------------------


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
          April 22, 1996 and January 31, 1996                              3

          Condensed Consolidated Statements of
           Operations -
          Twelve weeks ended April 22, 1996 and
           April 24, 1995                                                  4

          Condensed Consolidated Statements of Cash
           Flows -
          Twelve weeks ended April 22, 1996 and
           April 24, 1995                                                  5

          Notes to Condensed Consolidated Financial
           Statements                                                      6-7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8-9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (no response required)

Item 2.   Changes in Securities (no response required)

Item 3.   Defaults Upon Senior Securities (no response required)

Item 4.   Submission of Matters to a Vote of Security Holders
           (no response required)

Item 5.   Other Information (no response required)

Item 6.   Exhibits and Reports on Form 8-K (none)

SIGNATURES                                                                 10

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
- - ---------------------------------------------------------------------------

                                          APRIL 22, 1996   JANUARY 31, 1996
                                          ---------------------------------
                 ASSETS                     (Unaudited)
CURRENT ASSETS:
   Cash                                     $   839,494       $ 1,239,117
   Receivables, net of allowance              1,808,215         1,067,416
   Merchandise inventories                   52,992,734        53,002,040
   Prepaid expenses and other                 1,503,571         1,444,053
                                            -----------       -----------
          Total current assets               57,144,014        56,752,626
                                            -----------       -----------

Property and equipment, at cost, net         16,620,206        17,045,822
Intangible assets and deferred charges,      13,678,358        13,778,800
 net
Other assets                                    472,098           413,830
                                            -----------       -----------
                                            $87,914,676       $87,991,078
                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $12,809,385       $12,242,614
   Accrued salaries and wages                   648,646         1,940,484
   Other accrued liabilities                  2,828,743         2,815,273
   Income taxes payable                         144,253         1,425,151
   Current obligations under capital             26,633            25,979
    leases
   Deferred income taxes                        552,000           552,000
                                            -----------       -----------
          Total current liabilities          17,009,660        19,001,501
                                            -----------       -----------

Long-term debt                               18,525,000        16,750,000
Long-term obligations under capital              22,317            28,670
 leases
Deferred income taxes                           369,000           369,000
                                            -----------       -----------
          Total long-term liabilities        18,916,317        17,147,670
                                            -----------       -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
   Common stock, par value $.01;
    6,000,000 shares authorized,
    3,505,699 and 3,502,226 shares
    issued and outstanding                       35,057            35,022
   Nonvoting common stock, par value
    $.01; 1,500,000 shares authorized;
    1,012,842 shares issued and
    outstanding                                  10,128            10,128
   Additional paid-in capital                42,287,100        42,258,917
   Retained earnings                          9,656,414         9,537,840
                                            -----------       -----------
          Total stockholders' equity         51,988,699        51,841,907
                                            -----------       -----------

                                            $87,914,676       $87,991,078
                                            ===========       ===========

                See notes to consolidated financial statements.

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- - ---------------------------------------------------------------------------

                                                TWELVE WEEKS ENDED
                                          ---------------------------------
                                          APRIL 22, 1996     APRIL 24, 1995
                                          ---------------------------------
Net sales                                   $27,138,869       $27,650,807

Cost of  sales (including occupancy          16,762,160        17,517,038
 costs)                                     -----------       -----------

Gross profit                                 10,376,709        10,133,769

Selling, general and administrative           9,125,652         8,233,701
 expenses

Depreciation expense                            587,079           426,154

Amortization of goodwill and intangibles        125,442           107,997
                                            -----------       -----------

Income before interest and income taxes         538,536         1,365,917

Interest expense, net                           337,962           208,671
                                            -----------       -----------

Income before income taxes                      200,574         1,157,246

Income taxes                                     82,000           493,000
                                            -----------       -----------

Net income                                  $   118,574       $   664,246
                                            ===========       ===========

Weighted average shares outstanding           4,520,054         4,543,774
                                            ===========       ===========

Earnings per share:
   Net income per share                     $      0.03       $      0.15
                                            ===========       ===========


           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                    Twelve weeks ended
                                                              -------------------------------
                                                              April 22, 1996   April 24, 1995
                                                              -------------------------------
Cash Flows from operating activities:
  Net Income                                                    $   118,574    $   664,246
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                    712,521        534,151
   Net change in operating assets and liabilities:
   Decrease (increase) in merchandise inventories                     9,306     (3,525,982)
   Decrease (increase) in receivables                              (740,799)        29,883
   Decrease (increase) in prepaid expenses                          (59,518)       339,980
   Decrease (increase) in other assets                              (83,268)         1,255
   Increase (decrease) in accounts payable                          566,771     (1,667,987)
   Increase (decrease) in other liabilities                      (1,278,368)    (1,170,602)
   Increase (decrease) in income taxes payable                   (1,280,898)       222,531
                                                                -----------    -----------
     Net cash used for operating activities                      (2,035,679)    (4,572,525)
                                                                -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment, net                        (161,463)    (1,143,961)
                                                                -----------    -----------
Cash flows from financing activities:
   Borrowings under revolving loans                               7,270,000      5,000,000
   Principal payments on revolving loan                          (5,495,000)          -
   Payments under capital leases                                     (5,699)       (24,832)
   Proceeds from issuance of stock                                   28,218         40,979
                                                                -----------    -----------

     Net cash provided by financing activities                    1,797,519      5,016,147

Net increase (decrease) in cash                                    (399,623)      (700,339)

Cash, beginning of period                                         1,239,117      1,119,407
                                                                -----------    -----------

Cash, end of period                                             $   839,494    $   419,068
                                                                ===========    ===========

                See notes to consolidated financial statements.

OLD AMERICA STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of OLD AMERICA STORES, INC., a Delaware corporation ("Old America"), and its wholly-owned subsidiaries, OLD AMERICA STORE, INC., a Texas corporation ("Store"), and OLD AMERICA WHOLESALE, INC., a Delaware corporation ("Wholesale") (Old America, Store and Wholesale collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The Company is a specialty retailer of home decorating products and arts and crafts items with 94 operating retail locations in 25 states throughout the United States as of the end of its first quarter, April 22, 1996.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) that the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles, of the consolidated financial position of the Company and its subsidiaries at April 22, 1996, and the results of their operations and cash flows for the twelve weeks ended April 22, 1996 and April 24, 1995. These results are not necessarily indicative of the results to be expected for the full fiscal years.

     The consolidated financial information presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended January 31, 1996 and 1995, included in the Company's Annual Report on Form 10-K (File No. 0-21598) dated April 11, 1996.

     The Company reports its financial results on the basis of 13 four-week periods. The first quarter began on February 1, 1996 and ended on April 22, 1996. The first, second and fourth quarters each year include three four-week periods. The third quarter includes four four-week periods. The actual number of selling days in each period may vary from year to year.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

OLD AMERICA STORES, INC.

2.   EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Options and warrants issued are considered as exercised for all periods presented using the treasury stock method.

3.   LONG-TERM DEBT

     In April 1996, the Company obtained a binding agreement (the "Agreement") which provides the Company with a three year $30,000,000 revolving credit facility. The facility allows the Company to borrow up to 50% of the carrying value of its merchandise inventories. Interest under the facility is charged at the prime rate or the London Interbank Offering Rate (LIBOR) plus 2%, at the Company's option. Under terms of the Agreement, the Company will pay the lenders an origination fee of 50 basis points (.5%) at closing. The Company has also agreed to pay a yearly fee of 37.5 basis points (.375%) on the unused portion of the revolver. Any draws under the facility are secured by the assets of the Company. The Company finalized the new revolving credit facility and repaid its former lender on June 5, 1996.

4.   OPERATING LEASE

     The Company has entered into an operating lease for $2,989,000 covering certain equipment and software needed to complete its point-of-sale, merchandising, warehouse and financial systems installation. The lease, which commenced in March 1996, is for a five year period with payments of $58,000 each month. The future minimum lease payments under this operating lease are as follows:

Year Ending:
1996            $ 524,000
1997              698,000
1998              698,000
1999              698,000
2000              698,000
Thereafter        175,000
               ----------
               $3,491,000
               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1996 Compared to First Quarter 1995
- - -------------------------------------------------

Net Sales. Net sales for the first quarter ended April 22, 1996 decreased by $512,000 or 1.9% to $27,139,000 from $27,651,000 for the quarter ended April 24,
1995. Comparable store sales for the quarter were down 2.1% over the first quarter in the prior year. Sales results were negatively impacted by severe weather in February and the lack of Spring merchandise in the stores until late February. These factors contributed to a comparable store decrease in Period 1 of 7.5%. In an attempt to recoup a portion of the sales volume lost in Period 1, the Company advertised aggressively during the remainder of the quarter. The competitive environment, although more stable than in the previous two quarters, remained challenging, putting continued pressure on sales throughout the quarter.

Gross Profit. Gross profit for the first quarter increased 2.4% or $243,000 to $10,377,000 or 38.2% of net sales, from $10,134,000 or 36.7% of net sales in
1995. The 1.5% increase in gross profit as a percent of net sales is primarily related to a decrease in the accrual for inventory shrinkage (1.0%) based on actual physical inventory results in fiscal 1995, reduced freight costs (1.0%) from improved product distribution techniques, and decreased preopening amortization (.8%) as compared to the prior year due to the small number of stores opened in 1995 as compared to fiscal 1994. These increases were partially offset by store rent (.5%), and lower margins (1.0%) due to product mix changes and a competitive environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 1996 increased $892,000 or 10.8% to $9,126,000 or 33.6% of net sales from $8,234,000 or 29.8% of net sales in 1995. This 3.8% of net sales increase is primarily attributable to an increase in advertising (2.2%) related to the cost of three free-standing color inserts that were published during the quarter. In addition, employee insurance (workers compensation and group health) increased 1.0% during the quarter.

Depreciation Expense. Depreciation expense increased from $426,000 in the first quarter of 1995, to $587,000 in 1996. This increase in depreciation expense is primarily due to the net addition of three new stores and the depreciation of capitalized remodeling costs incurred since the first quarter of 1995.

Interest Expense. Interest expense increased from $209,000 in the first quarter of 1995, to $338,000 in the first quarter of 1996. The increase is due to increased borrowings under the revolving loan facility to finance the Company's remodeling program.

Net Income. Net income for the first quarter decreased from $664,000 in the first quarter of 1995 to $119,000 for 1996. This net income equates to $.03 earnings per share based on 4,520,054 weighted average shares outstanding for the first quarter of 1996, as compared to $0.15 earnings per share for the first quarter of 1995 based on 4,543,774 weighted average shares outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures for property and equipment amounted to $161,000 which represents the start of point-of-sale (POS) implementation at the stores and mainframe conversion at headquarters. The Company has entered into an operating lease for $2,989,000 covering certain computer hardware and software necessary to implement POS scanner technology that is linked to perpetual inventory records maintained at the stock-keeping-unit level. This system will include the transmission of sales and inventory data to headquarters on a daily basis. The Company expects to begin the rollout of the new system in the summer of 1996, with anticipated completion in the fall.

     The Company's inventory has remained constant from the beginning of the fiscal year to the end of the first quarter. On April 22, 1996, total inventories were $52,993,000, representing a $564,000 average per store (94
stores), compared to the same per store average at January 31, 1995.   Due to
improved distribution techniques implemented during the quarter, inventory remained unchanged as compared to amounts on hand at January 31, 1996 despite growth in inventory investment related to Spring merchandise and improvement of in-stock positions for basic merchandise. Furthermore, carryover of Easter merchandise was minimal.

     At April 22, 1996, bank debt was $18,525,000, an increase of $1,775,000 from January 31, 1996, representing amounts owed under the Company's existing revolving credit facility. Borrowings made in the first quarter of 1996 were used to pay management bonuses and federal and state income taxes due. The Company has negotiated a new revolving credit facility which replaces its secured credit facility maturing at the end of May 1996. The new facility provides the Company with a $30 million, three year revolver bearing interest at Prime or LIBOR plus 2%, at the Company's option. The Company completed its new facility and repaid its former lender under the facility on June 5, 1996.

     The Company is presently negotiating to acquire the stock of Amber's Crafts, currently in bankruptcy. Amber's operates seventeen stores, thirteen of which the Company would continue to operate, should the acquisition be consummated. Assuming completion of this acquisition, Old America would only open one additional store in fiscal 1996.

     The Company believes that cash from operations together with borrowings under the new revolving credit facility will be sufficient to fund working capital needs and the addition of new stores for the balance of 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OLD AMERICA STORES, INC.

Date:  June 5, 1996                      By:  /s/ Jim D. Schultz
       ------------                           ----------------------------------
                                              Jim D. Schultz
                                              Vice President, Secretary,
                                              Treasurer and Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)