Form 10-Q
period 1996-07-13
OLD AMERICA STORES INC
filed 1996-08-27
CIK 897506

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ]  Quarterly report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended July 13, 1996.

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

At August 9, 1996, an aggregate of 3,514,500 shares of the registrant's Common Stock, value of $ .01 each (the "Common Stock"), and 1,012,842 shares of registrant's Nonvoting Common Stock, value of $ .01 each (the "Nonvoting Common Stock"), were outstanding.

                   OLD AMERICA STORES, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                            PAGE
- --------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
            July 13, 1996 and January 31, 1996                                 3

            Condensed Consolidated Statements of Operations -
            Twelve weeks and twenty-four weeks ended
            July 13, 1996 and July 17, 1995                                    4

            Condensed Consolidated Statements of Cash Flows -
            Twenty-four weeks ended
            July 13, 1996 and July 17, 1995                                    5

            Notes to Condensed Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8-9

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

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------

                                          JULY 13, 1996   JANUARY 31, 1996
                                          --------------------------------

             ASSETS                       (Unaudited)
CURRENT ASSETS:
   Cash                                     $   747,181      $ 1,239,117
   Receivables, net of allowance              1,977,849        1,067,416
   Merchandise inventories                   55,203,027       53,002,040
   Prepaid expenses and other                 1,569,273        1,444,053
                                            -----------      -----------
        Total current assets                 59,497,330       56,752,626
                                            -----------      -----------

Property and equipment, at cost, net         17,158,947       17,045,822
Intangible assets and deferred charges,
 net                                         13,807,492       13,778,800
Other assets                                    472,098          413,830
                                            -----------      -----------
                                            $90,935,867      $87,991,078
                                            ===========      ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $12,267,141      $12,242,614
   Accrued salaries and wages                   671,500        1,940,484
   Other accrued liabilities                  3,098,405        2,815,273
   Income taxes payable                        (171,782)       1,425,151
   Current obligations under capital
    leases                                       27,304           25,979
   Deferred income taxes                        552,000          552,000
                                            -----------      -----------
        Total current liabilities            16,444,568       19,001,501
                                            -----------      -----------

Long-term debt                               22,430,697       16,750,000
Long-term obligations under capital
 leases                                          15,960           28,670
Deferred income taxes                           369,000          369,000
                                            -----------      -----------
        Total long-term liabilities          22,815,657       17,147,670
                                            -----------      -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01;
    6,000,000 shares authorized,
      3,505,699 and 3,502,226 shares
       issued and outstanding                    35,057           35,022
   Nonvoting common stock, par value
    $.01; 1,500,000 shares authorized;
      1,012,842 shares issued
        and outstanding                          10,128           10,128
   Additional paid-in capital                42,287,100       42,258,917
   Retained earnings                          9,343,357        9,537,840
                                            -----------      -----------
        Total stockholders' equity           51,675,642       51,841,907
                                            -----------      -----------

                                            $90,935,867      $87,991,078
                                            ===========      ===========

                See notes to consolidated financial statements.

OLD AMERICA STORES, INC.

Condensed Consolidated Statements of Operations (Unaudited)
- --------------------------------------------------------------------------------

                                        Twelve weeks ended          Twenty-four weeks ended
                                   ------------------------------   ---------------------------
                                    July 13, 1996   July 17, 1995   July 13, 1996 July 17, 1995
                                    -------------   -------------   ------------- -------------
Net sales                            $24,934,987     $25,900,499     $52,073,856   $53,551,307

Cost of goods sold (including
     occupancy costs)                 15,723,535      16,912,297      32,485,695    34,426,454
                                     -----------     -----------     -----------   -----------

Gross profit                           9,211,452       8,988,202      19,588,161    19,124,853

Selling, general and
    administrative expenses            8,638,533       7,899,961      17,764,185    16,133,662

Depreciation expense                     614,808         479,971       1,201,887       906,125

Amortization expense                     115,867         109,197         241,309       217,194
                                     -----------     -----------     -----------   -----------

Earnings (loss) before
    interest and taxes                  (157,756)        499,073         380,780     1,867,872

Interest expense, net                    360,301         323,843         698,263       532,514
                                     -----------     -----------     -----------   -----------
Income (loss) before
    provision for income taxes          (518,057)        175,230        (317,483)    1,335,358

Provision (benefit) for
    income taxes                        (205,000)         74,000        (123,000)      566,000
                                     -----------     -----------     -----------   -----------

Net income (loss)                    $  (313,057)    $   101,230     $  (194,483)  $   769,358
                                     ===========     ===========     ===========   ===========

Weighted average shares
    outstanding                        4,519,521       4,538,380       4,519,775     4,543,786
                                     ===========     ===========     ===========   ===========
Earnings per share:
  Net Income (loss) per share        $     (0.07)    $      0.02     $     (0.04)  $      0.17
                                     ===========     ===========     ===========   ===========

           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
- --------------------------------------------------------------------------------

                                                           Twenty-four      Twenty-four
                                                          weeks ended      weeks ended
                                                          July 13, 1996    July 17, 1995
                                                         --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                         $  (194,483)     $   769,358
  Adjustments to reconcile net income to net cash
   used for operating activities:
   Depreciation and amortization                              1,443,196        1,123,319
   Loss/(gain) on sale of equipment                            (198,841)            -
   Net change in operating assets and liabilities:
   Increase in receivables                                     (910,433)        (338,416)
   Increase in merchandise inventories                       (2,200,987)      (5,230,080)
   Decrease (increase) in prepaid expenses and other           (125,220)         600,387
   Decrease (increase) in other assets                         (328,269)           1,255
   Increase (decrease) in accounts payable                       24,528         (160,825)
   Decrease in other accrued liabilities                       (985,853)      (1,163,772)
   Decrease in income taxes payable                          (1,596,933)         (33,054)
                                                            -----------      -----------

  Net cash used for operating activities                     (5,073,295)      (4,431,828)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (1,416,171)      (4,159,506)
  Proceeds from sale of equipment                               300,000             -
                                                            -----------      -----------
   Net cash used for investing activities                    (1,116,171)      (4,159,506)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving loan                            17,925,939        8,250,000
  Proceeds from sale of equity securities                        28,218           40,979
  Payments on revolving loan                                (12,245,242)            -
  Payments under capital leases                                 (11,385)         (26,049)
                                                            -----------      -----------
   Net cash provided by financing activities                  5,697,530        8,264,930
                                                            -----------      -----------
Net decrease in cash                                           (491,936)        (326,404)
Cash, beginning of period                                     1,239,117        1,119,407
                                                            -----------      -----------
Cash, end of period                                         $   747,181      $   793,003
                                                            ===========      ===========

Cash payments for income taxes                              $ 1,521,710      $   589,360
                                                            ===========      ===========

Cash payments for interest                                  $   772,442      $   393,989
                                                            ===========      ===========

           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of OLD AMERICA STORES, INC., a Delaware corporation ("Old America"), and its wholly-owned subsidiaries, OLD AMERICA STORE, INC., a Texas corporation ("Store"), and OLD AMERICA WHOLESALE, INC., a Delaware corporation ("Wholesale") (Old America, Store and Wholesale, collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The Company is a specialty retailer of home decorating products and arts and crafts items with 94 operating retail locations in 25 states throughout the United States as of the end of its second quarter, July 13, 1996.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) that the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles, of the consolidated financial position of the Company and its subsidiaries at July 13, 1996, and the results of their operations for the twelve and twenty-four weeks and cash flows for the twenty-four weeks ended July 13, 1996, and July 17, 1995. These results are not necessarily indicative of the results to be expected for the full fiscal years.

     The consolidated financial information presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended January 31, 1996 and 1995, included in the Company's Annual Report on Form 10-K (File No. 0-21598) dated April 11, 1996.

     The Company reports its financial results on the basis of thirteen four-week periods. The second quarter began on April 23, 1996 and ended on July 13, 1996. The first, second and fourth quarters each year include three four-week periods. The third quarter includes four four-week periods. The actual number of selling days in each period may vary from year to year. In addition, in conjunction with the Headquarters conversion to a new computer system, the week and period end cutoff was changed from Monday to Saturday. This change reduced the number of selling days by two in the second quarter.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

OLD AMERICA STORES, INC.

2.   EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Options issued, when dilutive, are considered as common stock equivalents for all periods presented using the treasury stock method.

3.   LONG-TERM DEBT

     On May 31, 1996, the Company executed an agreement with National Bank of Canada (the "Agreement") which provides the Company with a three year $30,000,000 revolving credit facility. The facility allows the Company to borrow up to 50% of the carrying value of its merchandise inventories. Interest under the facility is charged at the prime rate or the London Interbank Offering Rate (LIBOR) plus 2%, at the Company's option. Under terms of the Agreement, the Company paid the lenders an origination fee of 50 basis points (.5%) at closing. The Company has also agreed to pay a yearly fee of 37.5 basis points (.375%) on the unused portion of the revolver. Any draws under the facility are secured by the assets of the Company. The Company repaid its former lender on June 5, 1996.

4.   OPERATING LEASE

     The Company has entered into an operating lease covering certain equipment and software needed to complete its point-of-sale, merchandising, warehouse and financial systems installation. This lease, which commenced in March 1996, is for a five-year period with payments of $66,123 each month. The future minimum lease payments under this operating lease are as follows:

                                  Year Ending:
                            1996       $  571,700
                            1997          793,400
                            1998          793,400
                            1999          793,400
                            2000          793,400
                         Thereafter       227,700
                                       ----------
                                       $3,973,000
                                       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1996 Compared to Second Quarter 1995
- ---------------------------------------------------

Net Sales. Net sales for the second quarter ended July 13, 1996, decreased by $966,000 or 3.7% to $24,935,000 from $25,900,000 for the quarter ended July 17,
1995. Comparable store sales for the quarter were down 4.6% over the second quarter in the prior year. Sales results were negatively impacted by Company management's decision to not repeat a major promotional event that occurred in July, 1995. In addition, in conjunction with the headquarters conversion to a new computer system, the week and period end cutoff was changed from Monday to Saturday. This change reduced the number of selling days by two in the second quarter.

Gross Profit. Gross profit for the second quarter increased 2.5% or $223,000 to $9,211,000 or 36.9% of net sales, from $8,988,000 or 34.7% of net sales in 1995.
The 2.2% increase in gross profit as a percent of net sales is primarily related to an increase in merchandise margin due to a substantial decrease in sales discounts during the quarter as compared to the prior year. The "Christmas in July" promotion, a significant sales event last summer, was not repeated.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 1996 increased $739,000 or 9.4% to $8,639,000 or 34.6% of net sales from $7,900,000 or 30.5% of net sales in 1995. This 4.1% of net sales increase is primarily attributable to an increase in advertising related to the cost of publishing one free-standing color insert and moving run-of-press newspaper advertising from mid-week to Sunday circulation. In addition, labor costs increased during the quarter.

Depreciation Expense. Depreciation expense increased from $480,000 in the second quarter of 1995, to $615,000 in 1996. This increase is primarily associated with capitalized remodeling costs incurred since the second quarter of 1995.

Interest Expense. Interest expense increased from $324,000 in the second quarter of 1995, to $360,000 in the second quarter of 1996. The growth in interest expense is due to increased borrowings under the revolving loan facility to finance the Company's remodeling program partially offset by a reduced cost of borrowings in the current quarter as compared with fiscal 1995.

Net Income. Net income for the second quarter decreased from $101,000 in the second quarter of 1995 to a loss of $313,000 for 1996. This net loss equates to $.07 loss per share based on 4,519,521 weighted average shares outstanding for the second quarter of 1996, as compared to $0.02 earnings per share for the second quarter of 1995 based on 4,538,380 weighted average shares outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures for property and equipment amounted to $1,416,000 for the twenty-four weeks ended July 13, 1996. Such expenditures are related to the point-of-sale (POS) implementation at the stores and mainframe conversion at headquarters. The Company has entered into an operating lease covering certain computer hardware and software necessary to implement POS scanner technology that is linked to perpetual inventory records maintained at the stock-keeping-unit level. This system will include the transmission of sales and inventory data to headquarters on a daily basis. During the second quarter, all store back-office computers were converted to the new system in conjunction with the POS rollout. The complete POS installation was completed in two test stores, with very favorable results. The general store rollout continues on schedule for completion at the end of the third quarter.

     The Company's inventory has increased $2,201,000 from $53,002,000 at January 31, 1996 to $55,203,000 on July 13, 1996. This increase reflects additional inventory needed for promotional activities and seasonal Christmas carryover from fiscal 1995. On July 17, 1995, total inventories were $50,866,000, representing $547,000 per store (93 stores open) compared to $587,000 per store (94 stores open) on July 13, 1996.

     At July 13, 1996, bank debt was $22,431,000, an increase of $5,681,000 from January 31, 1996, representing amounts owed under the Company's existing revolving credit facility. Borrowings made in the first two quarters of 1996 were used to pay management bonuses, federal and state income taxes due and to fund increases in inventories. The Company has a new revolving credit facility which replaced its secured credit facility that matured on May 31, 1996. The new facility provides the Company with a $30 million, three year revolver bearing interest at Prime or LIBOR plus 2%, at the Company's option. The Company completed its new facility and repaid its former lender under the facility on June 5, 1996.

     The Company has discontinued negotiations for the acquisition of the stock of Amber's Stores, Inc. and will open eight to ten new stores during the remainder of the year. The Company believes that cash from operations, together with borrowings under the new revolving credit facility, will be sufficient to fund working capital needs and the addition of new stores scheduled for the balance of 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OLD AMERICA STORES, INC.

Date:  August 23, 1996                        By:  /s/ Jim D. Schultz
       ---------------                           ----------------------------
                                              Jim D. Schultz
                                              Vice President, Secretary,
                                              Treasurer and Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)