Form 10-Q
period 1996-11-02
OLD AMERICA STORES INC
filed 1996-12-16
CIK 897506

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 2, 1996.

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _________ to ________


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

Yes [ X ]  No [   ]

At December 13, 1996 an aggregate of 3,514,500 shares of the registrant's Common Stock, value of $.01 each (the "Common Stock"), and 1,012,842 shares of registrant's Nonvoting Common Stock, value of $.01 each (the "Nonvoting Common Stock"), were outstanding.

                   OLD AMERICA STORES, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                            PAGE
--------------------------------------------------------------------------------
PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                November 2, 1996 and January 31, 1996                        3

                Condensed Consolidated Statements of Operations -
                Sixteen weeks and forty weeks ended November 2, 1996
                and November 6, 1995                                         4

                Condensed Consolidated Statements of Cash Flows -
                Forty weeks ended November 2, 1996 and
                November 6, 1995                                             5

                Notes to Condensed Consolidated Financial Statements         6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8-9

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


OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                           NOVEMBER 2,    JANUARY 31,
                                               1996           1996
                                        ------------------------------
                                           (Unaudited)
                 ASSETS

CURRENT ASSETS:
   Cash                                    $  1,629,139    $ 1,239,117
   Receivables, net of allowance              1,647,721      1,067,416
   Merchandise inventories                   66,656,095     53,002,040
   Prepaid expenses and other                 1,631,499      1,444,053
                                           ------------    -----------
         Total current assets                71,564,454     56,752,626

Property and equipment, at cost, net         18,684,951     17,045,822
Intangible assets and deferred charges,
 net                                         13,687,108     13,778,800
Other assets                                    472,491        413,830
                                           ------------    -----------
                                           $104,409,004    $87,991,078
                                           ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                        $ 22,435,893    $12,242,614
   Accrued salaries and wages                 1,110,489      1,940,484
   Other accrued liabilities                  3,653,822      2,815,273
   Income taxes payable                               -      1,425,151
   Current obligations under capital
     leases                                      28,226         25,979
   Deferred income taxes                        135,677        552,000
                                           ------------    -----------
         Total current liabilities           27,364,107     19,001,501
                                           ------------    -----------

Long-term debt                               25,542,198     16,750,000
Long-term obligations under capital
 leases                                           7,014         28,670
Deferred income taxes                           369,000        369,000
                                           ------------    -----------
         Total long-term liabilities         25,918,212     17,147,670
                                           ------------    -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01;
    6,000,000 shares authorized,
    3,514,500 and 3,502,226 shares
    issued and outstanding                       35,145         35,022
   Nonvoting common stock, par value $.01;
    1,500,000 shares authorized; 1,012,842
    shares issued and outstanding                10,128         10,128
   Additional paid-in capital                42,350,728     42,258,917
   Retained earnings                          8,730,684      9,537,840
                                           ------------    -----------
         Total stockholders' equity          51,126,685     51,841,907
                                           ------------    -----------

                                           $104,409,004    $87,991,078
                                           ============    ===========

           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                            SIXTEEN WEEKS ENDED            FORTY WEEKS ENDED
                                      ---------------------------------------------------------------
                                         NOVEMBER 2,   NOVEMBER 6,    NOVEMBER 2,    NOVEMBER 6,
                                            1996           1995          1996           1995
                                      ---------------------------------------------------------------
Net sales                                $37,900,615    $39,595,059   $89,984,471    $93,146,366

Cost of goods sold
     (including occupancy costs)          24,136,350     24,634,829    56,632,045     59,061,283
                                         -----------    -----------   -----------    -----------

Gross profit                              13,764,265     14,960,230    33,352,426     34,085,083

Selling, general and
     administrative  expenses             13,272,305     13,622,929    31,036,490     29,756,591

Depreciation expense                         805,726        704,700     2,007,613      1,610,825

Amortization expense                         159,031        163,483       400,340        380,677
                                         -----------    -----------   -----------    -----------

Earnings (loss) before
      interest and taxes                    (472,797)       469,118       (92,017)     2,336,990

Interest expense, net                        569,876        459,034     1,268,139        991,548
                                         -----------    -----------   -----------    -----------

Income (loss) before
     provision for income taxes           (1,042,673)        10,084    (1,360,156)     1,345,442

Provision (benefit) for income taxes        (430,000)         2,000      (553,000)       568,000
                                         -----------    -----------   -----------    -----------

Net income (loss)                           (612,673)         8,084      (807,156)       777,442
                                         ===========    ===========   ===========    ===========

Weighted average shares
     outstanding                           4,526,815      4,500,125     4,521,558      4,519,962
                                         ===========    ===========   ===========    ===========

Earnings per share:
     Net income (loss) per share              $(0.14)         $0.00        $(0.18)         $0.17
                                         ===========    ===========   ===========    ===========

           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                           FORTY WEEKS    FORTY WEEKS
                                              ENDED          ENDED
                                           NOVEMBER 2,    NOVEMBER 6,
                                              1996           1995
                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $   (807,156)  $    777,442
   Adjustments to reconcile net income
    to net cash used for operating
    activities:
      Depreciation and amortization          2,407,953      1,991,502
      Gain on sale of equipment               (198,841)             -
      Change in deferred income taxes         (416,323)             -

   Changes in assets and liabilities:
      Decrease in receivables                 (580,305)      (389,574)
      Increase in merchandise
       inventories                         (13,654,055)   (17,931,678)
      Decrease (increase) in prepaid
       expenses and other                     (187,446)       986,046
      Increase in other assets                (367,309)      (105,277)
      Increase in accounts payable          10,193,279     11,839,702
      Increase in other accrued
       liabilities                               8,554         27,349
      Decrease in income taxes payable      (1,425,151)      (492,472)
                                          ------------   ------------
      Net cash used for operating
       activities                           (5,026,800)    (3,296,960)
                                          ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment     (3,747,902)    (6,162,201)
    Proceeds from sale of equipment            300,000              -
                                          ------------   ------------
         Net cash used for investing
          activities                        (3,447,902)    (6,162,201)
                                          ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving loan      8,792,199      8,960,000
    Proceeds from sale of equity
     securities                                 91,934        195,726
    Payments under capital leases              (19,409)       (33,249)
                                          ------------   ------------
         Net cash provided by financing
          activities                         8,864,724      9,122,477
                                          ------------   ------------

Net increase(decrease) in cash                 390,022       (336,684)
Cash, beginning of period                    1,239,117      1,119,407
                                          ------------   ------------
Cash, end of period                       $  1,629,139   $    782,724
                                          ============   ============

           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of OLD AMERICA STORES, INC., a Delaware corporation ("Old America"), and its wholly-owned subsidiaries, OLD AMERICA STORE, INC., a Texas corporation ("Store"), and OLD AMERICA WHOLESALE, INC., a Delaware corporation ("Wholesale") (Old America, Store and Wholesale, collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The Company is a specialty retailer of home decorating products and arts and crafts items with 98 operating retail locations in 25 states throughout the United States as of the end of its third quarter, November 2, 1996.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) that the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles, of the consolidated financial position of the Company and its subsidiaries at November 2, 1996, and the results of their operations for the sixteen and forty weeks and cash flows for the forty weeks ended November 2, 1996, and November 6, 1995. These results are not necessarily indicative of the results to be expected for the full fiscal years.

     The consolidated financial information presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended January 31, 1996 and 1995, included in the Company's Annual Report on Form 10-K (File No. 0-21598) dated April 11, 1996.

     The Company reports its financial results on the basis of thirteen four-week periods. The third quarter began on July 14, 1996 and ended on November 2, 1996. The first, second and fourth quarters each year include three four-week periods. The third quarter includes four four-week periods. The actual number of selling days in each period may vary from year to year. In addition, in conjunction with the headquarters conversion to a new computer system, the week and period end cutoff was changed from Monday to Saturday. This change reduced the number of selling days by two in the second quarter.

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

OLD AMERICA STORES, INC.

--------------------------------------------------------------------------------

2.   EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Options issued, when dilutive, are considered as common stock equivalents for all periods presented using the treasury stock method.

3.   LONG-TERM DEBT

     On May 31, 1996, the Company executed an agreement with its lenders (the "Agreement") which provides the Company with a three year $30,000,000 revolving credit facility. The facility allows the Company to borrow up to 50% of the carrying value of its merchandise inventories. Interest under the facility is charged at the prime rate or the London Interbank Offering Rate (LIBOR) plus 2%, at the Company's option. Under terms of the Agreement, the Company paid the lenders an origination fee of 50 basis points (.5%) at closing. The Company has also agreed to pay a yearly fee of 37.5 basis points (.375%) on the unused portion of the revolver. Any draws under the facility are secured by the assets of the Company. The Company repaid its former lender on June 5, 1996.

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
                                     ----------
                                     $3,973,000
                                     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1996 Compared to Third Quarter 1995
-------------------------------------------------

Net Sales. Net sales for the third quarter ended November 2, 1996, decreased by $1,748,000 or 4.4% to $37,901,000 from $39,595,000 for the quarter ended
November 6, 1995. Comparable store sales for the quarter were down 5.6% over the third quarter in the prior year. Sales results were negatively impacted from significant product liquidation by the Company's largest competitor during the third quarter. In addition, the Company completed the conversion of all stores to a new point-of-sale system and instituted new item display configurations (plan-o-grams). These internal activities diverted attention from store operations and contributed to the decline in sales from the prior year.

Gross Profit. Gross profit for the third quarter decreased 8.0% or $1,196,000 to $13,764,000 or 36.3% of net sales, from $14,960,000 or 37.8% of net sales in
1995. The 1.5% decrease in gross profit as a percent of net sales is primarily related to margin compression due to the promotional environment in the crafts industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 1996 decreased $351,000 or 2.6% to $13,272,000 or 35.0% of net sales from $13,623,000 or 34.4% of net sales in 1995. The 0.6% of net sales increase is primarily attributable to an increase in advertising related to the cost of publishing free-standing color inserts and moving certain newspaper advertising from mid-week to Sunday circulation.

Depreciation Expense. Depreciation expense increased from $705,000 in the third quarter of 1995, to $806,000 in 1996. This increase is primarily associated with capitalized costs incurred related to the installation of the point-of-sale system at the stores and new computer hardware and software at the Company's headquarters.

Interest Expense. Interest expense increased from $459,000 in the third quarter of 1995, to $570,000 in the third quarter of 1996. The growth in interest expense is due to increased borrowings under the revolving loan facility to finance the Company's remodeling program and increases in inventory partially offset by a reduced cost of borrowings in the current quarter as compared with fiscal 1995.

Net Income. Net income for the third quarter decreased from $8,000 in the third quarter of 1995 to a loss of $613,000 for 1996. This net loss equates to a $.14 loss per share based on 4,526,815 weighted average shares outstanding for the third quarter of 1996, as compared to $0.00 earnings per share for the third quarter of 1995 based on 4,500,125 weighted average shares outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures for property and equipment amounted to $3,748,000 for the forty weeks ended November 2, 1996. Such expenditures are related primarily to point-of-sale (POS) implementation and leasehold improvements and fixtures for new stores. The Company has entered into an operating lease covering certain computer hardware and software necessary to implement POS scanner technology that is linked to perpetual inventory records maintained at the stock-keeping-unit level. This system includes the transmission of sales and inventory data to headquarters on a daily basis. During the third quarter, all stores were converted to the new POS system.

     The Company's inventory has increased $13,654,000 from $53,002,000 at January 31, 1996 to $66,656,000 on November 2, 1996. This increase reflects additional inventory needed for new stores and increased inventory for promotional and seasonal activities. On November 6, 1995, total inventories were $63,568,000, representing $676,000 per store (94 stores open) compared to $680,000 per store (98 stores open) on November 2, 1996.

     At November 2, 1996, bank debt was $25,542,000, an increase of $8,792,000 from January 31, 1996, representing amounts owed under the Company's existing revolving credit facility. Borrowings made in the first three quarters of 1996 were used to pay management bonuses, federal and state income taxes due, new store construction and to fund increases in inventories. The Company has a new revolving credit facility which replaced its secured credit facility that matured on May 31, 1996. The new facility provides the Company with a $30 million, three year revolver bearing interest at prime or LIBOR plus 2%, at the Company's option. The Company completed its new facility and repaid its former lender under the facility on June 5, 1996.

     The Company will open five new stores during the remainder of the year. The Company believes that cash from operations, together with borrowings under the new revolving credit facility, will be sufficient to fund working capital needs and the addition of new stores scheduled for the balance of 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OLD AMERICA STORES, INC.

Date:  December 13, 1996                      By:  /s/ Jim D. Schultz
       -----------------                      ---  ------------------
                                              Jim D. Schultz
                                              Vice President, Secretary,
                                              Treasurer and Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)