Form 10-K
period 1997-01-31
OLD AMERICA STORES INC
filed 1997-05-12
CIK 897506

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                                   (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to________

                         Commission File Number 0-21598

                            OLD AMERICA STORES, INC.
            (Exact name of registrant as specified  in its charter)

Delaware                           811 North Collins Freeway          13-3487813
(State or other jurisdiction of    Highway 75 North                (IRS Employer
incorporation or organization)     PO Box 370                Identification No.)
                                   Howe, Texas 75459
                                   (Address of principal executive offices)

Registrant's telephone number, including area code:  (903) 532-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 11, 1997, was $12,218,369.

At April 11, 1997, an aggregate of 3,520,437 shares of the registrant's Common Stock, value of $ .01 each (the "Common Stock"), and 1,012,842 shares of registrant's Nonvoting Common Stock, value of $ .01 each (the "Nonvoting Common Stock"), were outstanding.

                     DOCUMENTS INCORPORATED  BY  REFERENCE

The Company's  definitive  proxy  statement  in  connection  with  the  Annual
Meeting of Stockholders to be held on June 19, 1997, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into
Part III of this report.

                            OLD AMERICA STORES, INC.

              FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                               TABLE OF CONTENTS

                                    PART  I
                                    -------
                                                                                           Page
                                                                                           ----
Item 1.    Business                                                                          1
Item 2.    Properties                                                                        8
Item 3.    Legal  Proceedings                                                                8
Item 4.    Submission  of  Matters  to  a  Vote  of  Security Holders                        8

                                    PART  II
                                    --------

Item 5.    Market for Registrant's  Common  Equity  and  Related  Stockholder  Matters       9
Item 6.    Selected  Consolidated  Financial  Data                                           9
Item 7.    Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results
            of  Operations                                                                  11
Item 8.    Financial  Statements  and  Supplementary  Data                                  14
Item 9.    Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
            Financial  Disclosure                                                           14

                                   PART  III
                                   ---------

Item 10.  Directors  and  Executive  Officers  of  the  Registrant                          15
Item 11.  Executive  Compensation                                                           15
Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management             15
Item 13.  Certain  Relationships  and  Related  Transactions                                15

                                    PART  IV
                                    --------

Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on  Form 8-K           16

                            OLD AMERICA STORES, INC.
              FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Old America Stores, Inc., incorporated in Delaware in October 1988, together with its wholly owned subsidiaries, Old America Store, Inc., and Old America Wholesale, Inc. (collectively, "Old America" or the "Company"), is a specialty retailer of framing, floral, craft, and decorative accent products. The Company's stores feature picture frames and silk and dried flowers, together with free framing and floral arranging services. Old America also offers a broad selection of decorative accent products, craft supplies, and seasonal merchandise for do-it-yourself home decorators and craft hobbyists. A wide selection of high quality products, free framing and flower arranging services and everyday low prices make each store a one-stop location for value-oriented customers seeking merchandise for home decorating or creative hobbies.

     A typical Old America store is organized into thirty-six merchandise sub-departments and offers approximately 28,000 individual items or stock-keeping units (SKU's). Stores typically range in size from 18,000 to 22,000 gross square feet and are generally located in strip malls near major thoroughfares. The Company's typical customer is female and has an annual household income of $25,000 or more. The Company believes that customers who regularly shop at Old America stores account for a substantial portion of its sales and estimates that approximately 70% of its customers shop at its stores at least monthly.

BUSINESS STRATEGIES

     The Company's success is dependent upon the execution of the following key elements of its merchandising and operating strategies:

     Strong Frame, Floral and Seasonal Presentations. Old America offers its customers very broad selections of merchandise in its framing and floral departments, and in its merchandise for Spring, Fall and Christmas seasons. Typically, Old America is the dominant offering in the frame and floral categories in its markets. Those strengths are complemented by new store layouts implemented during late 1994 and 1995 that consolidate the Company's large presentation of seasonal merchandise into a central "power aisle". The store layout was further refined in fiscal 1996 as evidenced in its nine new stores opened in the second half of the fiscal year.

     High Quality Merchandise at Value Pricing. The Company carries a broad mix of high quality, traditional and contemporary merchandise that appeals to a wide range of craft hobbyists and do-it-yourself home decorators. The Company regularly introduces new products and promotional items to maintain a fresh look
for customers and meet their constantly changing interests and tastes.   The
Company's policy is to position itself as a source of "real values" to its customers everyday through low pricing supplemented with promotionally advertised sale pricing. The Company showcases its everyday low price philosophy through its price pledge program. This program assures customers that the item offered will be lower than the same product offered by competition and that the item will always be in stock.

     High Margin Product Mix. The Company emphasizes those items in its product mix on which it typically realizes higher margins, such as frames and flowers. The Company believes that it usually presents the dominant offering of frames and flowers in each market, and that it derives a smaller share of its sales from lower margin arts and crafts products than do competing chains.

     Free  Services.   Unlike most of its competitors, the Company offers free
framing, including while-you-wait service for ready-made frames, and free floral arranging services when frames and floral container and materials are purchased at Old America. These services enable customers to obtain custom home decorating items for no more than the cost of do-it-yourself items. The Company believes that offering these free services increases the volume of sales of high margin frames and flowers and, in addition, leads to impulse buys of other merchandise.

     Stringent Cost Controls.   The Company places significant emphasis on
controlling costs at every level of its operations. Purchasing and distribution policies are designed to achieve the most advantageous pricing and terms consistent with the Company's quality standards.

     Careful New Store Site Selection.   Cities are selected for store locations
based on the demographic characteristics of the area and the availability of
suitable space.   While the Company has no plans to increase the number of net new stores in fiscal 1997, management intends relocating up to sixteen of its present stores which are located in lower traffic, "C" locations to higher traffic "A" locations. This strategy is expected to significantly improve average store revenues.

     Low Store Opening and Operating Costs.   On average, the Company's initial
net cash investment in fixtures and inventory in a new average-size store is
approximately $575,000.   The Company believes that this initial investment is
below its major competitors. Traditional rental costs for the Company's stores also are significantly below most of its competitors, reflecting Old America's strategy of locating in small and medium-sized towns. The Company, however, anticipates an increase of approximately $2 per square foot for the new, higher traffic sites targeted in fiscal 1997.

     Motivated Employees.   Management and compensation practices at the Company
are designed to focus on and reward profitability. A substantial portion of the compensation of all senior executives is contingent on the Company's
earnings before interest and taxes.   Store and regional managers receive a
substantial portion of their annual income through bonuses based upon annual
operating income at the store and regional levels, respectively.   The Company
also offers an employee stock purchase plan to all eligible full-time employees and offers an employee stock option plan to create additional equity-linked compensation for management.

MERCHANDISE OFFERINGS AND MERCHANDISING

     The following chart illustrates the mix of the Company's fiscal 1996 net sales by major product category:



                             [CHART APPEARS HERE]



     Picture Frames and Prints.   Old America offers a comprehensive line of
custom and ready-made frames, together with free framing, including while-you-wait service for ready-made frames, when materials are purchased at the store. A broad selection of prints and framed art is also available.

     Silk and Dried Flowers.   Old America is one of the leading retailers of
silk and dried flowers in the United States. The Company believes that it offers the broadest selections of these items in any market in which it competes, together with free flower arranging service when materials are purchased at the store. In-store floral designers create unique arrangements that are sold as finished products to customers and serve as sources of ideas for custom
arrangements created for customers' particular needs.   Floral designers also
create special, seasonal floral arrangements for sale during holiday periods.

     Arts and Crafts Supplies.   Old America offers a comprehensive array of
supplies for crafters, ranging from supplies for painters to kids' crafts for
children, as well as assorted materials for other craft projects.   Old America
also offers hobby instruction manuals. The Company has significantly increased its product offerings which cater to children and teenagers.

     Home Decorative Accents. Old America focuses on home decorative accents as a "point of difference" from other retailers in the Arts and Crafts Industry. Decor items in the wall and table top areas may be "bundled" with frame and floral products enabling our customers to create a distinctive "look" in their
homes. Old America offers a wide variety of baskets, brass and pottery.   These
items are largely used in floral arrangements and for other decorative purposes
around the home.   The home decor category has also seen a significant increase in demand for all types of candles for the home. Expansion of the home decor area will allow Old America to add many new product lines in the future.

     Seasonal Products. Old America carries a variety of specialty decorative and craft items for major holidays such as Christmas, Easter, Halloween, and Valentine's and Mother's Days as part of its broader seasonal merchandising program. These products include Christmas lights and ornaments, figurines, room decorations and similar items. In addition, the Company's floral department sales reflect a broad array of merchandise for the three major seasons of the year, Spring, Fall and Christmas.

     Other Merchandise.   Old America also offers (i) a wide selection of
candles and potpourri, decorative materials, greeting cards and novelty items, and (ii) promotional items and other special purchases that appeal to Old America customers.

     The continued introduction of new products is a high priority because the Company believes that it has a high proportion of repeat customers, making it essential that each store's product mix always has a fresh appearance. Promotional items, although a small proportion of total sales, are particularly important in this regard. New products and product categories are introduced on a test basis, with successful items extended throughout the chain.
Furthermore, each of the Company's thirty-six product sub-departments is subjected to regular review of sales productivity, profit margins, sales trends and future consumer demand. Individual products are reviewed regularly by management for possible discontinuance.

     In late 1995, the Company completed its store renovation program that commenced in late 1994. These store upgrades allowed the Company to continue two strategic merchandising steps designed to increase store productivity, inventory turnover, and overall financial performance:

     . Power Aisle. The introduction of the wide center aisle of our stores known as the "Power Aisle" gives Old America Stores the ability to turn its fastest selling merchandise more quickly. The Power Aisle features the fastest selling items of each season in a "mass" look. These seasonal best sellers will be featured in conjunction with the entire seasonal assortment adjacent to them thus providing our customers a new look in our stores a minimum of three times each year (Spring, Fall and Christmas).

     . Stronger Seasonal Offerings. Building on the Power Aisle layout, Old America Stores in 1996 presented deeper displays of merchandise for the three long-lived seasons in the crafts industry, Spring, Fall and Christmas, as well as more limited but concentrated offerings for other holidays such as Easter and Halloween.

         The Company executed two very important initiatives in fiscal 1996. These were as follows:

         . POS Installation. The Company completed the installation of Point-of-Sale ("POS") hardware and software in all stores by the end of quarter three. This store system is integrated into a full-featured merchandising and warehouse system installed at the Company's headquarters.

         . Product Plan-O-Grams. A significant number of product categories were given a specific store presentation plan in order to identify the best SKU's and maintain a high level of in-stock positions.

     As a result of SKU-level information obtained from the Company's new POS system and implementation of plan-o-grams for key vendors in quarter three, the Company identified a significant amount of non-go-forward merchandise which was marked down/discounted for quick sell through during quarter four. These markdowns reduced pretax earnings in quarter four by approximately $10.3 million.

GROWTH STRATEGY

     Old America has grown from a single store in 1980 to a chain of 102 stores located primarily in the Southeastern, Midwestern and Southwestern United
States.   Two stores were acquired in connection with the 1988 acquisition of the Company; the remainder were opened by the Company. The Company opened ten new stores in 1992, twelve net new stores in 1993, seventeen net new stores in 1994, three net new stores in 1995 and nine new stores in 1996. The Company also relocated two stores and closed one store during 1996. Historically, growth at Old America has been derived largely from the addition of new stores to the chain, together with modest increases in sales at existing locations.

     Historically, the addition of new store locations has been a central part of the Company's growth plan, as shown in the table below:


                                                 NUMBER OF RETAIL STORES
                                       -------------------------------------------

                                       FY 1992  FY 1993  FY 1994  FY 1995  FY 1996
                                       -------  -------  -------  -------  -------
Number of Stores, Beginning of Year       52       62       74       91       94

Store Openings                            11       13       17        4        9

Store Closings                             1        1        0        1        1
                                          --       --       --       --      ---

Number of Stores, End of Year             62       74       91       94      102
                                          ==       ==       ==       ==      ===

     New store openings declined in fiscal 1995 as a result of the Company's focus on remodeling existing stores. While the Company opened nine new stores in fiscal 1996, it is management's intention to open no net new stores in fiscal 1997. Instead, the Company intends relocating up to sixteen of its present
stores.   These relocations may be in another city or even in another state, however, management believes the cost of such relocation will not be substantial since inventory, fixtures, signage and POS equipment can be moved with minimal
expense.   Store relocations will be principally in the Southeastern United
States, and will continue to be focused on small and medium sized cities. The Company is currently considering a substantial number of cities that meet its demographic standards for store relocations.

     Going forward, the Company's initial net cash investment in a new 20,000 square foot store will be approximately $575,000. The Company's new store plan anticipates approximately $385,000 for initial merchandise, net of payables, and approximately $190,000 for leasehold improvements, furniture, fixtures and pre-opening costs, although actual expenditures often vary, depending upon the size
of the store and the condition of the building prior to occupancy.    It is
management's intent going forward to require its new landlords to fund the cost of tenant leasehold improvements, reducing the Company's initial cash outlay.

     The Company plans to target smaller and medium sized cities which the Company believes are underserved. In prior years, the Company has pursued a clustering strategy in proven retail markets in larger cities such as Phoenix, Arizona, and Minneapolis, Minnesota, to exploit fully the available market and spread advertising and other operating costs across a number of stores. Clustering will not be an important part of the Company's store expansion
strategy in the future, however.   Cities are selected for store locations based
on the demographic characteristics of the area and the availability of suitable space, with principal emphasis on:

     .  Median annual household income of at least $32,000
     . Appropriate size site available with easy access to a major thoroughfare . Target total rents of approximately $5-7 per square foot
     .  Favorably competitive environment, and
     .  Demographics comparing favorable to existing store locations

     Historically, the Company manufactured certain new store fixtures and internally staffed and managed necessary store finish-out. In 1996, the Company outsourced new store finish-out to reputable contractors with proven retail construction experience. Management plans to continue this strategy in fiscal 1997 as well as require the landlord to complete tenant improvements prior to occupancy. The Company has typically been able to open a new store within approximately twelve weeks after possession of the leased premises. Initial merchandising is performed by buyers at the Company's headquarters. Selection and training of new employees is principally handled by the newly-assigned store manager, who is usually transferred from another store in the chain. Frame shop personnel and floral arrangers receive special training by experienced employees drawn from existing stores to ensure that these service functions operate consistently throughout the chain.

RETAIL STORE OPERATIONS

          The Company's stores range in size from 12,000 to 41,000 gross square feet, based on the trade area population, with the typical store in the range of
18,000 to 22,000 square feet.   About 75% of the gross square footage is devoted
to selling space, with the remainder devoted largely to framing and floral arranging service areas and delivery, storage and office areas. Substantially all inventory at the store level is on the selling floor. The Company's stores are typically located in strip shopping centers. All stores are located near major thoroughfares, are easily accessible to customer traffic, have ample parking and present a relaxed, pleasant environment that maximizes customer exposure to merchandise.

          A typical Old America store is staffed by a manager, an assistant manager, managers for both the frame and floral departments and an appropriate
number of other employees.   Store managers are responsible for various
functions at the store level, including merchandise display and ordering, merchandise promotion, customer service and relations, store appearance and
personnel scheduling.   Assistant managers assist the store manager in his or
her duties, but focus primarily on merchandising, customer service and day-to-day activity on the retail sales floor.

          Management of store operations is organized into nine geographic regions, each overseen by a regional manager who reports to the Director of Store Operations. Regional managers are expected to visit each store in the region at least monthly and are primarily responsible for store profitability and ensuring that Company policies on inventory stock levels, customer service, store appearance, personnel and other matters are observed. In 1995, the Company implemented a detailed procedures manual and employee training program designed to ensure uniformity of procedures among all stores and to establish the means to train and evaluate all new employees in the Company.

PURCHASING

     The Company's purchasing strategy is to negotiate directly with its vendors and develop long-term relationships with them in order to obtain the most advantageous pricing and terms consistent with the Company's quality standards. The Company has centralized all of its initial purchasing decisions at corporate headquarters, thereby maintaining strict control over the quality and
consistency of merchandise offered.   The Company has a buying staff of four
associates, plus support staff. The Company's purchasing committee establishes an approved list of products and suppliers, to which new merchandise is regularly added, and places initial purchase orders. Store managers replenish goods for their stores from the approved list according to overall inventory
limits established by the Company.   Within these controls, store managers have
the authority to tailor stock levels to meet local tastes and sales demand and to recommend that the purchasing committee approve the purchase of unique items for their local markets. While this decentralized purchasing method has the advantages of empowering local management and encouraging a degree of product customization in each store, the Company introduced an advanced information system during fiscal 1996 that centralizes certain aspects of its purchasing and inventory management. This system includes point-of-sale (POS) scanner technology that is linked to perpetual inventory records. All sales and inventory information are transmitted to headquarters on a daily basis. This allows the Company's corporate staff to more closely monitor product sales, product margins, and inventory levels both on an individual store and Company-wide basis. While store management continues to be involved in product mix and ordering decisions, all purchase orders are processed at the Company's headquarters. The Company expects this system to increase sales and profitability by allowing management to emphasize more optimal product mixes, reducing excess inventory and increasing the Company's ability to buy product on more favorable terms. The Company began rollout of the new system in the Summer of 1996 and completed the rollout during the Fall of 1996. The entire system investment is approximately $3.5 million. The Company expects to begin realizing the benefits of the system in fiscal 1997.

          The Company has become an important customer for certain of its
suppliers, thereby helping it source products at a competitive cost.   However,
no one vendor accounted for more than 6% of the total merchandise purchased by the Company in fiscal 1996, and the Company believes that multiple suppliers exist for all of its principal products.

MARKETING, ADVERTISING AND PROMOTION

          Advertising focuses primarily on newsprint and free-standing color inserts. In fiscal 1996, the Company invested approximately $7.5 million in
advertising.   Item advertising, which is focused on special purchases, seasonal merchandise and special sales events, is controlled by the corporate office and constituted 95% of all advertising in fiscal 1996. Management's strategy in fiscal 1997 is to reduce the number of color inserts circulated, thereby significantly reducing its advertising costs.

     Throughout the year, the Company conducts in-store promotions to attract
destination shoppers and shoppers from nearby stores.   Special sales events and
promotions occur before Easter, Mother's Day and Halloween, at the start of each Christmas buying season and during the relatively slow September period. Beginning in fiscal 1994, the Company initiated more aggressive in-store merchandising efforts on a year-round basis. Among these programs are new seasonal, promotional and every day signage to direct consumers to featured
merchandise.   For 1997, the Company will be enhancing its in-store signage to better identify its key departments and special offerings.

HEADQUARTERS AND DISTRIBUTION FACILITY

          The Company's headquarters is located in Howe, Texas, which is approximately 55 miles north of Dallas. Attached to the Company's home office is a 96,000 square foot merchandise distribution center. Most of the Company's inventory items are purchased initially under a master agreement by the purchasing committee, reordered by store managers and shipped by suppliers
directly to the stores.   In 1996, the Company initiated a cross dock system at
its distribution facility. The Company has only one distribution center and believes that it is adequate to support the Company's present requirements.

EMPLOYEES

          The Company currently has approximately 700 full-time and 1,500 part-time employees that will escalate to 2,000 or more part-time employees at peak
selling  periods during the year.   Managers of new stores are always drawn from
managers or assistant managers of existing stores.   Assistant managers are
recruited from existing employees and from applicants outside the Company. Outside candidates typically have management experience at other retail stores. The Company believes that an ample supply of skilled management candidates exists to meet its expansion plans.

COMPETITION

          The Company's retail industry sector is highly competitive.   The
Company competes against small and specialized outlets, variety stores,
furniture stores and multi-regional and national chains.   This market has been
served primarily by individual stores, regional chains or small departments in
variety store chains.   During the past decade, a few specialty retailers such
as the Company recognized the opportunity to exploit this growing and highly fragmented market by offering a broad merchandise mix and highly competitive
pricing made possible by volume purchasing.   This trend has led to the
development of multi-regional or national chains, including the Company.

          Michaels Stores, Inc., is the Company's principal competitor.   The
Company's other competitors include M.J. Designs, Inc., Hobby Lobby Stores Inc., Ben Franklin Retail Stores, Inc., and General Host Corporation's Frank's Nursery & Crafts, Inc. In addition, mass merchandisers, such as Kmart Corporation, Wal-Mart and specialty retailers such as Pier 1 Imports, Inc., typically carry some merchandise that competes with the Company's product offerings.

          Management believes that Old America is able to effectively compete against these other companies by: (i) providing the highest level of customer service in the industry such as providing free assistance in framing and creating silk flower arrangements; (ii) emphasizing silk flowers and framing which represent the fastest growing and highest margin segments in the industry; and (iii) operating with the lowest cost structure in the industry.

EXECUTIVE OFFICERS

          The following table sets forth certain information at the date of this document about the executive officers of the Company:


           NAME              AGE                     POSITION
---------------------------  ---  ----------------------------------------------
Richard W. Tredinnick         47  Director, President and Chief Executive
                                  Officer
Jim D. Schultz                44  Senior Vice President, Secretary, Treasurer
                                  and Chief Financial Officer
Jerry R. Payton               49  Senior Vice President  and Chief Operating
                                  Officer
Ron Mitchum                   50  Vice President - Merchandising
James M. Stroud               51  Vice President - Advertising and Marketing
Roy W. Morton                 57  Vice President - Human Resources
Paul D. Sammons               40  Vice President - Controller
Phillip B. Greene             27  Vice President - Management Information
                                  Systems

          Richard W. Tredinnick. Mr. Tredinnick became a director, President and Chief Executive Officer of the Company in August 1994. Previously, he had been President of Northwest Fabrics & Crafts, a division of ConAgra, Inc., and had held various senior executive positions, from 1987 to 1994, including Executive Vice President-Operations and Distribution, at Country General Stores, another ConAgra division. Prior to joining ConAgra, Mr. Tredinnick held store management positions with The Wholesale Club, Kohl's Department Stores, and Kmart Corporation.

          Jim D. Schultz. Mr. Schultz became Vice President, Secretary, Treasurer and Chief Financial Officer of the Company in August 1995. He was promoted to Senior Vice President in April 1997. Prior to joining the Company, Mr. Schultz served as Senior Vice President/Director of Accounting, Finance & MIS from 1993 to 1995 at Tandycrafts, Inc. Prior to joining Tandycrafts, Inc., Mr. Schultz was a partner at Price Waterhouse from 1988 to 1993 and a manager from 1979 to 1987. Prior to joining Price Waterhouse, Mr. Schultz held staff and senior positions with Arthur Young & Co. from 1974 to 1979.

          Jerry R. Payton. Mr. Payton became Vice President of Store Operations in January 1997. He was promoted to Senior Vice President and Chief Operating Officer in April 1997. Prior to joining Old America, Mr. Payton was Vice President of Merchandising and an equity partner of Michael's of Canada. Prior to that, Mr. Payton was involved in operations with Michael's (USA) until 1990 when he became Vice President of Merchandising.

     Ron Mitchum. Mr. Mitchum became Vice President of Merchandising in January 1996. From 1992 through 1995, Mr. Mitchum was with the Mitchum Group and provided consulting services to various warehouse clubs. From 1991 through 1992, Mr. Mitchum was the Vice President of Merchandising at Bizmart, Inc., and from 1985 through 1991 served in various positions in the buying department of The Wholesale Club.

     James M. Stroud. Mr. Stroud became Vice President of Advertising and Marketing in January 1997. Prior to joining the Company, Mr. Stroud held various management positions and was most recently Vice President of Advertising for Dupey Management Corporation (MJ Designs) from 1985 to 1996.

     Roy W. Morton. Mr. Morton became Vice President of Human Resources of the Company in September 1995. Prior to joining the Company, Mr. Morton served as general manager of Richman Gordman 1/2 Price Stores from 1987 to 1994. Prior to Richman Gordman, Mr. Morton was Vice President/General Manager of Peavey Ranch & Home, a ConAgra division.

     Paul D. Sammons. Mr. Sammons became Vice President - Controller in December 1996. Mr. Sammons has been the controller for Old America Stores since April 1990. Prior to joining the Company, Mr. Sammons served as manager of internal audit at Campbell Taggart, Inc., a subsidiary of Anheuser-Busch Companies, Inc., from 1984 to 1990. From 1981 to 1984, Mr. Sammons was a senior auditor with Central and Southwest Services, Inc. From 1979 to 1981, Mr. Sammons was a staff accountant with Arthur Andersen & Co.

     Phillip B. Greene. Mr. Greene became Vice President of Information Systems in November 1996. Mr. Greene was Director of Information Systems from September 1995 to November 1996. Prior to joining the Company, Mr. Greene held various technical positions from 1993 to 1995 at Tandycrafts Inc. Prior to joining Tandycrafts, Mr. Greene was Technology Coordinator for Price Waterhouse from 1989 to 1993.

ITEM 2. PROPERTIES

     Since its founding in 1980, the Company has grown from a single store to a chain of 102 stores located in 25 states primarily in the Southeastern,
Midwestern and Southwestern United States.   The Company's store locations are
shown below:


State         Number of Stores      State       Number of Stores
------------  ----------------  --------------  ----------------
Alabama                5        Mississippi              2
Arizona               10        New Mexico               1
California             1        North Carolina           7
Colorado               2        Ohio                     2
Florida               14        Oregon                   1
Georgia                7        South Carolina           8
Idaho                  1        Tennessee                4
Iowa                   1        Texas                    6
Kansas                 1        Virginia                 4
Kentucky               4        Washington               1
Louisiana             12        Wisconsin                2
Michigan               1        Wyoming                  1
Minnesota              4

     The Company owns its headquarters and distribution facilities, which are located on an approximate 20-acre tract of land in Howe, Texas.

     All of the Company's stores are operated under lease agreements with non-affiliated third parties, which typically provide for initial lease terms of three to five years, with renewal options generally allowing for an additional
ten to twenty years beyond the initial lease terms.   No third party leases more
than three stores to the Company other than the Kmart Corporation, which leases eighteen stores to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and an officer and director of the Company are presently named
defendants in a lawsuit which alleges breach of contract and fraud.   The
plaintiff alleges damages in excess of $10,000,000. The Company has filed a motion for summary judgment to dismiss all complaints named in the suit and is awaiting the court's ruling. The Company believes the claims are without merit and intends to vigorously defend itself regarding the claims.

     The Company is also a defendant from time to time in routine lawsuits
incidental to its business.    The Company believes that none of such current
proceedings, individually or in the aggregate, will have a material adverse effect on the operations, financial position or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company is traded in the NASDAQ National Market
System under the symbol "OASI".    Public trading of the Common Stock commenced
on May 5, 1993.    Prior to that date, there was no public market for the Common
Stock.

     The following table sets forth, for the periods indicated, the high and low closing sales prices for the Common Stock, as reported by NASDAQ.

                                         High     Low
                                        -------  ------
Fiscal Year Ended January 31, 1996:
First Quarter                            $13.75  $12.13
Second Quarter                            14.75   10.50
Third Quarter                             11.75    8.38
Fourth Quarter                             9.50    7.75

Fiscal Year Ended January 31, 1997:
First Quarter                            $ 9.38  $ 7.38
Second Quarter                             9.00    7.00
Third Quarter                              8.25    5.00
Fourth Quarter                             5.63    3.88

Fiscal Year Ending January 31, 1998:
First Quarter                            $ 5.75  $ 4.43


     On April 25, 1997, the closing sale price of the Common Stock as reported by NASDAQ was $5.25 per share. As of April 25, 1997, there were approximately 105 shareholders of record of the Common Stock and three shareholders of record of the Company's non-voting common stock.

     The Company has never paid cash dividends. Management presently intends to retain any earnings for the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected consolidated financial and operating data for the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year is from February 1 through January 31. Accounting periods consist of thirteen (13) 28-day periods with the first, second and fourth quarters containing three periods each, and the third quarter containing four periods.


                                              1996         1995         1994         1993         1992
                                          ------------  -----------  -----------  -----------  -----------
                                                   (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales...............................  $  135,775    $  134,606   $  117,943   $   95,953   $   83,462
Cost of sales (including occupancy            95,267        84,010       73,630       58,060       50,011
 costs).................................  ----------    ----------   ----------   ----------   ----------
Gross profit............................      40,508        50,596       44,313       37,893       33,451
Selling, general &
  administrative expenses...............      46,224        40,344       34,410       27,743       23,739
Depreciation............................       2,706         2,175        1,461        1,087          829
Financial advisory fees (1).............           -             -            -           92          400
Amortization of goodwill &
   intangibles..........................         527           517          456          934        1,194
Nonrecurring expenses(2)................           -             -            -          336           72
Interest expense, net...................       1,777         1,325          832        1,248        4,100
                                          ----------    ----------   ----------   ----------   ----------
Income (loss) before provision
   for income taxes and extraordinary
    item................................     (10,726)        6,235        7,154        6,453        3,120
Income tax expense (benefit)............      (4,290)        2,324        3,000        2,573        1,412
                                          ----------    ----------   ----------   ----------   ----------
Income (loss) before extraordinary item.      (6,436)        3,911        4,154        3,880        1,708
Extraordinary item (net of taxes).......           -             -            -          943            -
                                          ----------    ----------   ----------   ----------   ----------
Net income (loss).......................  $   (6,436)   $    3,911   $    4,154   $    2,937   $    1,708
                                          ==========    ==========   ==========   ==========   ==========

EARNINGS PER COMMON SHARE DATA:
Net income (loss).......................      $(1.42)        $0.87        $0.92        $0.73        $0.99
                                          ==========    ==========   ==========   ==========   ==========
Common shares and equivalents
   outstanding..........................   4,521,558     4,513,322    4,512,778    4,018,266    1,724,748
                                          ==========    ==========   ==========   ==========   ==========

STORE DATA:
Stores at beginning of period...........          94            91           74           62           52
Stores opened during period.............           9             4           17           13           11
Stores closed during period.............           1             1            0            1            1
                                          ----------    ----------   ----------   ----------   ----------
Stores at end of period.................         102            94           91           74           62
                                          ==========    ==========   ==========   ==========   ==========
Comparable stores:
   Net sales increase (decrease)(3).....        (2.8%)         1.9%         5.5%         1.4%         5.8%
   Average store net sales..............  $    1,437    $    1,438   $    1,551   $    1,543   $    1,531

BALANCE SHEET DATA:
Working capital.........................  $   38,138    $   37,751   $   29,165   $   23,799   $   14,907
Total assets............................      96,624        87,991       76,060       60,602       49,922
Total short-term debt...................          29            26           39           59        2,307
Total long-term debt....................      23,571        16,779        8,534        3,823       26,236
Stockholders' equity....................      45,498        51,842       47,735       43,527        1,828

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Includes management fees paid to Overseas Partners Inc. ("Overseas Partners", which is associated with a stockholder), $400,000 in 1992, and $92,000 in 1993.
(2) Primarily represents expenses incurred in connection with assisting a former controlling stockholder in his efforts to liquidate his investment in the Company. In addition, a payment was made in 1993 to Overseas Partners of $300,000 to terminate a management agreement.
(3) Comparable stores are stores that were open for all of both periods being compared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

          Old America is a leading specialty retailer of home decorating
products and arts and crafts items.   Since its founding in 1980, the Company
has grown from a single store to a chain of 102 stores.   New store openings
have principally been funded by equity capital, borrowings and internally
generated cash flows.   Key factors affecting net sales include new store
openings, the number of stores in operation and their relative maturity, competition and changes in merchandise mix and product presentation.

          The Company has had significant sales increases  from 1991 through
1995.   Such increases were attributable to sales at new stores i.e., stores opened after the prior comparable period began and, to a lesser extent, to increases in sales at comparable stores i.e., stores open for all of both
periods being compared.   Sales increases in fiscal 1996 were less than prior
years due to the Company experiencing a comparable store sales decline of 2.8% which was partially offset by revenues from nine new stores opened in the second half of the year.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data of the Company expressed as a percentage of sales:

                                               Fiscal Year
                                        -----------------------
                                           1996    1995    1994
                                        -----------------------
STATEMENT OF OPERATIONS DATA:
Net sales...............................  100.0%  100.0%  100.0%
Cost of sales (including occupancy         70.2    62.4    62.4
 costs).................................  -----   -----   -----
Gross profit............................   29.8    37.6    37.6
Selling, general & administrative          34.0    30.0    29.2
 expenses...............................
Depreciation............................    2.0     1.6     1.2
Amortization of goodwill & intangibles..    0.4     0.4     0.4
Interest expense, Net...................    1.3     1.0     0.7
                                          -----   -----   -----
Income (loss) before provision for         (7.9)    4.6     6.1
 income taxes...........................
Provision for income taxes (benefit)....   (3.2)    1.7     2.5
                                          -----   -----   -----
Net income (loss).......................  (4.7)%    2.9%    3.5%
                                          =====   =====   =====

COMPARISON OF FISCAL 1996 WITH FISCAL 1995

     Fourth Quarter Charges. The Company's operations were negatively impacted in fiscal 1996 as a result of management's decision in the fourth quarter to writedown/discount a significant amount of merchandise which was deemed to be discontinued merchandise. This decision was reached as a result of information derived from the Company's new POS system completed in the third quarter as well as the plan-o-gramming of merchandise for key vendors in quarter three. These fourth quarter charges reduced earnings by $10.3 million. The Company also recorded a $1.5 million charge for the writedown of leasehold improvements and the possible buyout costs associated with the relocation of up to sixteen underperforming store locations scheduled for fiscal 1997. Finally, an additional charge of $300,000 was also recorded for severance payments for three executives terminated in the fourth quarter and $300,000 to write off cash registers in stores which were replaced with the Company's new POS system.

     Net Sales. Net sales in fiscal 1996 increased $1,169,000 or 0.9% from $134,606,000 in fiscal 1995. Comparable store sales decreased $3,451,000 or 2.8% for the same stores open for the previous fiscal year. The increase in total net sales is attributable to the addition of eight net new stores opened in fiscal 1996 which contributed $4,656,000 in net sales. The decrease in same store sales primarily relates to discounting during the year that amounted to $10,304,000 as compared to discounts of $2,109,000 in 1995. Discounting was used extensively in 1996 to meet competitive pressures and enhance the sales of discontinued merchandise.

     Gross Profit. Gross profit in fiscal 1996 decreased $10,088,000 or 19.9% to $40,508,000 or 29.8% of net sales, from $50,596,000 or 37.6% of net sales in fiscal 1995. This decrease in gross profit was attributable to the markdown/discounting of discontinued merchandise which reduced gross margin by approximately $10.3 million in the fourth quarter of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5,881,000 or 14.6% to $46,224,000 or 34.0% of net sales, from $40,344,000 or 30.0% in fiscal 1995. This 4.0% increase primarily represents a charge of $1.5 million to write off leasehold costs and accrue for estimated buy-out costs for stores identified as underperforming that will be relocated in fiscal 1997. In addition, a charge of $600,000 was recorded for severance costs related to the termination of three executives of the Company and the write off of store cash registers replaced when POS was installed in all stores.

     Interest Expense. Interest expense increased $451,000 from $1,325,000 in fiscal 1995 to $1,776,000 in fiscal 1996. This increase reflects increased borrowings used to finance the Company's operating losses and to fund the opening of 9 new stores.

     Net Income. Net income decreased $10,346,000 from income of $3,911,000 in fiscal 1995 to a loss of $6,436,000 in fiscal 1996. Income tax benefit was $4,290,000 or 40.0% of pretax earnings, which is higher than the statutory rate due to the effects of state income taxes, and to the add back of the amortization of goodwill, which is not deductible for income tax purposes.

COMPARISON OF FISCAL 1995 WITH FISCAL 1994

     Net Sales. Net sales in fiscal 1995 increased $16,662,000 or 14.1% from $117,943,000 in fiscal 1994. Comparable store sales increased $2,027,000 or 1.9% over the same stores open for the previous fiscal year. The balance of the increase in sales over the prior year is attributable to the addition of three net new stores opened in fiscal 1995, plus the maturation of the seventeen new stores opened in fiscal 1994, which together contributed $14,595,000 in increased net sales in fiscal 1995.

     Gross Profit. Gross profit in fiscal 1995 increased $6,283,000 or 14.2% to $50,596,000 or 37.6% of net sales, from $44,313,000 or 37.6% of net sales in fiscal 1994. Although a change did not occur in the percent to sales relationship of gross profit, the dollar increase reflects the increase in net sales of 14.1%.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased $5,943,000 or 17.2%, to $40,344,000 or 30.0% of net sales, from $34,410,000 or 29.2% of net sales in fiscal 1994. This 0.8% increase primarily reflects increased advertising and marketing costs, which include the free-standing color insert advertising program initiated in fiscal 1995.

     Interest Expense. Interest expense increased $493,000, from $832,000 in fiscal 1994 to $1,325,000 in fiscal 1995. This increase represents the effect of additional borrowings for 4 new stores and the cost of remodeling 79 stores during fiscal 1995.

     Net Income. Net Income decreased $243,000 from $4,154,000 to $3,911,000 in fiscal 1995. Income tax expense was $2,324,000, or 37.3% of pretax earnings, which is higher than the statutory rate due to the effects of state income taxes, and to the add back of the amortization of goodwill, which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary needs for liquidity are to maintain inventory for the Company's existing stores, to support seasonal inventory demands, and to fund the costs of opening new stores, including capital improvements, initial inventory and pre-opening costs. In fiscal 1996, the Company relied on internally generated funds, credit made available by suppliers and its revolving credit line to finance operating losses, inventory growth for new stores and capital expenditures related to new store openings and the installation of POS in all stores.

     Inventories have continued to grow as a result of the new stores opened in the past several years. The fiscal 1996 merchandise inventories, including the distribution center, were $56,906,000 or $558,000 per store based on 102 operating locations, which represents a 1.1% decrease in average store inventory over the fiscal 1995 average of $564,000 per store. The decrease in the fiscal 1996 average store inventory is due to a $10.3 million inventory markdown of non-go-forward merchandise in the fourth quarter of 1996.

     Capital expenditures were $4,833,000 in fiscal 1996, $6,711,000 in fiscal 1995, and $5,311,000 in fiscal 1994. Capital outlays in fiscal 1996 were largely for fixtures and leasehold improvements at new store sites and capital expenditures related to store computer enhancements.

     Historically, the amount borrowed under the Company's revolver has varied based on the Company's seasonal requirements and the level of new store openings, generally reaching a maximum amount outstanding during the beginning of the fourth quarter of each fiscal year. The outstanding balance as of January 31, 1997 was $23,571,000 and $16,750,000 on January 31, 1996.

     The Company's present revolving credit facility, which expires in May 1999, allows for advances of up to 50% of the Company's inventories to a maximum of $30,000,000. The facility bears interest at prime or LIBOR plus 2.5 %, at the Company's option. The facility is secured by all the assets of the Company. Under the facility, the Company is required to comply with certain covenants and is also prohibited from paying dividends. As a result of fourth quarter charges discussed above, the Company was in non-compliance at year end regarding certain financial covenants contained in its credit facility. Subsequent to year end, the Company's lenders agreed to waive or amend such covenants, and, accordingly, the Company is presently in compliance with all covenants under the agreement. The Company believes that cash from operations and income tax refunds related to the Company's fiscal 1996 losses, together with borrowings under the revolving loan facility, will be sufficient to fund the relocation of up to sixteen stores planned for fiscal 1997.

SEASONALITY

     The Company's business is seasonal, with its highest sales levels occurring in its third and fourth quarters. These quarters, which include the Halloween and Christmas seasons, have accounted for an average of approximately 61% of net
sales during the past three full years.   Inventory and working capital
requirements are also seasonal, with the Company's highest levels occurring in the third and fourth quarters.

     The following table shows net sales, in thousands, for the Company in each quarter during fiscal 1996, 1995 and 1994:


Fiscal Year                1996               1995                1994
------------      ----------------------------------------------------------
                  Net Sales  Percent  Net Sales  Percent  Net Sales  Percent
                  ---------  -------  ---------  -------  ---------  -------
First Quarter       $27,139     20.0    $27,651     20.5    $22,265     18.9
Second Quarter       24,935     18.4     25,900     19.2     22,398     19.0
Third Quarter        37,901     27.9     39,595     29.4     34,939     29.6
Fourth Quarter       45,800     33.7     41,459     30.8     38,341     32.5

     Year-to-year comparisons of quarterly net sales are affected by a variety of factors, including the timing and duration of holiday selling seasons, the timing of new store openings, promotional mark-downs and weather conditions.

INFLATION

     The Company's primary costs, merchandise and labor, are somewhat affected by a number of factors that are beyond the Company's control, including the price of merchandise, the competitive climate and general and regional economic conditions. As is typical in the Company's industry, the Company has generally
been able to maintain margins by adjusting its selling prices.   As a result,
inflation has not had a material adverse effect on the Company's results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in a separate section of this Report. See "Index of Financial Statements and Schedules" on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on June 19, 1997 (the "Proxy Statement"), under the headings "Election of Directors", "Executive Officers" and "Disclosure Pursuant to Section 16 of the Exchange Act", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Executive Compensation", which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial statements:

     The financial statements filed as a part of this report are listed in the Index to Consolidated Financial Statements on page F-1.

     (2)  Financial statement schedule:

     No schedules have been filed separately because such information is included in the Financial Statements or is not required.

     (3)  Exhibits:

     The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed in the fourth quarter of 1996.

(c)  Exhibits:

3.1  Restated Articles of Incorporation of the Registrant. (2)
3.2  Restated Bylaws of the Registrant. (2)
10.1 Credit Agreement dated as of May 31, 1996, between Old America Store, Inc., as borrower, Old America Stores, Inc., and Old America Wholesale, Inc., as guarantors The National Bank of Canada and Compass Bank, as lenders, and The National Bank of Canada, as agent (the "Agent"), together with the related (i) Guaranty Agreement dated as of the same date from Old America Stores, Inc., in favor of the Agent, (ii) Guaranty Agreement dated as of the same date from Old America Wholesale, Inc., in favor of the Agent, (iii) Security Agreement dated as of the same date between Old America Store, Inc., and the Agent, (iv) Security Agreement dated as of the same date between Old America Stores, Inc., and the Agent, (v) Security Agreement dated as of the same date between Old America Wholesale, Inc., and the Agent, and (vi) Licensing Agreement dated as of the same date between Old America Stores, Inc., Old America Wholesale, Inc., and the Agent. (1)
10.2 Registration Rights Agreement dated as of July 23, 1992, among the Company and certain stockholders thereof. (2)
10.3 1992 Stock Option Plan of the Company, as amended, together with forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement under the 1992 Stock Option Plan of the Company. (3)
10.4 1993 Non-Employee Directors of Stock Option Plan of the Company and form of Stock Option Agreement under such plan. (4)
10.5 Agreement, Consent and Waiver dated May 5, 1993, between the Company, Old America and certain stockholders of the Company. (5)
10.6 Form of director and officer indemnification agreement used by the
     Company. (2)
10.7 Employment Agreement dated August 1, 1996, between the Company and Richard
     W. Tredinnick. (1)
10.8 Employment Agreement dated August 1, 1996, between the Company and Jim D. Schultz (1)
10.9 Employment Agreement dated April 14, 1997, between the Company and Jerry R. Payton. (1)
22   List of subsidiaries.  (2)
24   Consent of Deloitte & Touche LLP  (1)
27   Financial data schedule
---------
(1)  Filed herewith.

(2) Previously filed as an exhibit to the Registrant's Registration Statement No. 33-58388 on Form S-1 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement No. 33-68878 on Form S-8 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-68880 on Form S-8 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Fiscal Year 1993 Form 10-K and incorporated herein by reference.


                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OLD AMERICA STORES, INC.



                              By:  /s/  Richard Tredinnick
                                  ------------------------
                                   Richard Tredinnick
                                   President and
                                   Chief Executive Officer

                              Dated:  May 1, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.


Signature                             Capacity                 Date
------------------------  --------------------------------  -----------

/s/ Richard Tredinnick    President and Chief               May 1, 1997
------------------------  Executive Officer
Richard Tredinnick        (Principal Executive Officer)

/s/ Jim D. Schultz        Senior Vice President, Secretary  May 1, 1997
------------------------  Treasurer and Chief Financial
Jim D. Schultz            Officer (Principal Financial
                          and Accounting Officer)


/s/ Peter G. Gould        Chairman of the Board and         May 1, 1997
------------------------  Director
Peter G. Gould


/s/ George L. Bragg       Director                          May 1, 1997
------------------------
George L. Bragg


/s/ Arnold H. Dreyfuss    Director                          May 1, 1997
------------------------
Arnold H. Dreyfuss

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            OLD AMERICA STORES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                                                             Page
                                                                             -----
Independent Auditors' Report                                                  F-2

Consolidated Balance Sheets as of January 31, 1997 and 1996                   F-3

Consolidated Statements of  Operations for each of the three years in
the period ended January 31, 1997                                             F-5

Consolidated Statements of Stockholders' Equity for each of the
 three years in the period ended January 31, 1997                             F-6

Consolidated Statements of Cash Flows for each of the three years
 in the period ended January 31, 1997                                         F-7

Notes to Consolidated Financial Statements                                    F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of  Directors and Stockholders
Old America Stores, Inc.
Howe, Texas

We have audited the accompanying consolidated balance sheets of Old America Stores, Inc. and subsidiaries as of January 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Old America Stores, Inc. and subsidiaries at January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Dallas, Texas
April 15, 1997

OLD AMERICA STORES, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                  JANUARY 31,
                                          -------------------------
ASSETS                                         1997         1996
                                          -------------------------
CURRENT ASSETS:
  Cash                                     $         -  $ 1,239,117
  Receivables, net of allowance              5,947,955    1,067,416
  Merchandise inventories                   56,906,255   53,002,040
  Prepaid expenses and other                 1,891,893    1,444,053
                                           -----------  -----------

         Total current assets               64,746,103   56,752,626
                                           -----------  -----------

Property and equipment, at cost, net        17,755,770   17,045,822

Intangible assets and deferred charges,
 net                                        13,639,227   13,778,800

Other assets                                   482,916      413,830
                                           -----------  -----------

                                           $96,624,016  $87,991,078
                                           ===========  ===========

                                                                     (Continued)

OLD AMERICA STORES, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                  JANUARY 31,
                                           -------------------------
LIABILITIES AND STOCKHOLDERS'  EQUITY          1997          1996
                                           -------------------------
CURRENT LIABILITIES:
   Accounts payable                        $21,813,553   $12,242,614
   Accrued salaries and wages                1,190,131     1,940,484
   Other accrued liabilities                 3,510,308     2,815,273
   Income taxes payable                              -     1,425,151
   Current obligations under capital
    leases                                      29,043        25,979
   Deferred income taxes                        65,000       552,000
                                           -----------   -----------

           Total current liabilities        26,608,035    19,001,501
                                           -----------   -----------

Long-term debt                              23,570,850    16,750,000
Long-term obligations under capital
 leases                                              -        28,670
Deferred income taxes                          947,000       369,000
                                           -----------   -----------

           Total long-term liabilities      24,517,850    17,147,670
                                           -----------   -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01; 6,000,000
   shares authorized;  3,514,500 and
   3,502,226 shares issued and outstanding      35,145        35,022
  Nonvoting Common Stock, par value
   $.01;  1,500,000 shares authorized;
   1,012,842 shares issued and outstanding      10,128        10,128
  Additional paid-in capital                42,350,728    42,258,917
  Retained earnings                          3,102,130     9,537,840
                                           -----------   -----------

           Total stockholders' equity       45,498,131    51,841,907
                                           -----------   -----------

                                           $96,624,016   $87,991,078
                                           ===========   ===========

See notes to consolidated financial statements.                      (Concluded)

OLD AMERICA STORES, INC.

CONSOLIDATED STATEMENTS OF  OPERATIONS
--------------------------------------------------------------------------------

                                                    YEARS ENDED JANUARY 31,
                                        ----------------------------------------------
                                               1997           1996           1995
                                        ----------------------------------------------
Net sales                                  $135,775,116    $134,605,779   $117,943,394

Cost of sales ( including occupancy
 costs)                                      95,267,160      84,009,597     73,630,238
                                           ------------    ------------   ------------

Gross profit                                 40,507,956      50,596,182     44,313,156
                                           ------------    ------------   ------------

Expenses:
   Selling,  general  and administrative     46,224,244      40,344,126     34,409,822
   Depreciation                               2,706,128       2,175,368      1,461,187
   Amortization of goodwill and
    intangibles                                 527,050         516,731        456,192
                                           ------------    ------------   ------------

Income (loss) before interest and
 income tax expense (benefit)                (8,949,466)      7,559,957      7,985,955

Interest expense, net                         1,776,244       1,325,251        832,149
                                           ------------    ------------   ------------

Income (loss) before income tax expense
 (benefit)                                  (10,725,710)      6,234,706      7,153,806
Income tax expense (benefit)                 (4,290,000)      2,324,000      3,000,000
                                           ------------    ------------   ------------

Net income (loss)                          $ (6,435,710)   $  3,910,706   $  4,153,806
                                           ============    ============   ============

Weighted average shares outstanding           4,521,558       4,513,322      4,512,778
                                           ============    ============   ============

Net income (loss) per share                      $(1.42)          $0.87          $0.92
                                           ============    ============   ============

See notes to consolidated financial statements.

OLD AMERICA STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                       NONVOTING
                                COMMON STOCK         COMMON STOCK       ADDITIONAL                     TOTAL
                             -------------------  -------------------    PAID-IN       RETAINED    STOCKHOLDERS'
                              SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL       EARNINGS        EQUITY
                             ---------  --------  ---------  --------  ------------  ------------  --------------
Balance, January 31, 1994    3,447,156   $34,472  1,012,842   $10,128   $42,008,719  $ 1,473,328     $43,526,647

Issuance of stock               22,699       227          -         -        54,797            -          55,024
Net Income                           -         -          -         -             -    4,153,806       4,153,806
                             ---------   -------  ---------   -------   -----------  -----------     -----------

Balance, January 31, 1995    3,469,855    34,699  1,012,842    10,128    42,063,516    5,627,134      47,735,477

Issuance of stock               32,371       323          -         -       195,401            -         195,724
Net Income                           -         -          -         -             -    3,910,706       3,910,706
                             ---------   -------  ---------   -------   -----------  -----------     -----------

Balance, January 31, 1996    3,502,226    35,022  1,012,842    10,128    42,258,917    9,537,840     $51,841,907

Issuance of stock               12,274       123          -         -        91,811            -          91,934
Net Loss                             -         -          -         -             -   (6,435,710)     (6,435,710)
                             ---------   -------  ---------   -------   -----------  -----------     -----------

Balance, January 31, 1997    3,514,500   $35,145  1,012,842   $10,128   $42,350,728  $ 3,102,130     $45,498,131
                             =========   =======  =========   =======   ===========  ===========     ===========

See notes to consolidated financial statements.

OLD AMERICA STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                    YEARS ENDED JANUARY 31,
                                           ----------------------------------------
                                              1997           1996          1995
                                           ----------------------------------------
Cash flows from operating activities:
Net income (loss)                          $(6,435,710)  $ 3,910,706   $  4,153,806
Adjustments to reconcile net income to
 net cash provided by (used for)
 operating activities:
 Depreciation and amortization               3,233,178     2,692,099      1,917,379
 Loss on sale of equipment                     101,158             -              -
 Write-off of leasehold improvements         1,016,132             -              -
 Deferred income taxes                          91,000       599,000        302,000
 Net change in operating assets and
  liabilities:
 Increase in receivables                    (4,880,539)     (669,424)      (153,009)
 Increase in merchandise inventories        (3,904,215)   (7,365,632)   (10,056,546)
 Decrease (increase) in prepaid expenses      (447,840)      346,387       (799,863)
 Decrease (increase) in other assets          (456,564)     (104,779)      (150,345)
 Increase (decrease) in accounts payable     9,570,939    (1,866,393)     6,572,840
 Increase (decrease) in other
  liabilities                                  (55,318)     (360,245)       785,928
 Increase (decrease) in income taxes
  payable                                   (1,425,151)    1,221,770     (1,103,217)
                                           -----------   -----------   ------------
 Net cash provided by (used for)
  operating activities                      (3,592,930)   (1,596,511)     1,468,973
                                           -----------   -----------   ------------
Cash flows from investing activities:
 Purchases of property and equipment,
  net
   Additions to property and equipment      (4,833,365)   (6,710,890)   ( 5,310,751)
   Proceeds from sale of equipment             300,000             -              -
                                           -----------   -----------   ------------
             Net cash used for
              investing activities          (4,533,365)   (6,710,890)    (5,310,751)
                                           -----------   -----------   ------------
Cash flows from financing activities:
   Borrowings under revolving loans, net     6,820,850     8,269,979      4,750,000
   Payments under capital leases               (25,606)      (38,592)       (59,242)
   Proceeds from issuance of stock              91,934       195,724         55,024
                                           -----------   -----------   ------------
            Net cash provided by
             financing activities            6,887,178     8,427,111      4,745,782
                                           -----------   -----------   ------------
               Net increase(decrease)
                in cash                     (1,239,117)      119,710        904,004

Cash, beginning of period                    1,239,117     1,119,407        215,403
                                           -----------   -----------   ------------

Cash, end of period                        $         -   $ 1,239,117   $  1,119,407
                                           ===========   ===========   ============

Cash payments for income taxes             $ 1,585,000   $ 1,054,000   $  3,792,000
                                           ===========   ===========   ============

Cash payments for interest                 $ 1,742,000   $ 1,213,000   $    780,000
                                           ===========   ===========   ============

See notes to consolidated financial statements.

OLD AMERICA STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
-------------------------------------------

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Old America Stores, Inc. and its subsidiaries is presented to assist in evaluating the Company's financial statements included in this report. These policies conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     Organization and Business-The consolidated financial statements include the accounts of Old America Stores, Inc. and its wholly-owned operating subsidiaries, Old America Store, Inc. and Old America Wholesale, Inc. (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The Company is a specialty retailer of home decorating products and arts and crafts items and had 102 operating retail locations in 25 states throughout the United States at the end of 1996.

     Fiscal Year-Fiscal years ended January 31, 1997, 1996, and 1995, are referred to in the financial statements as 1996, 1995 and 1994, respectively.

     Fair Value of Financial Instruments-The Company has certain financial instruments consisting primarily of cash, accounts receivable, and debt. The carrying values of substantially all of the financial instruments approximate their respective fair values.

     Merchandise Inventories-Inventories are recorded at the lower of cost (first-in, first-out, as determined by the retail method) or market.

     Property and Equipment-The Company records depreciation of its headquarters building and warehouse, leasehold improvements, and furniture, fixtures and equipment using the straight-line method over their estimated useful lives.

     Intangible Assets and Deferred Charges-Cost in excess of the fair value of net assets acquired is amortized using the straight-line method over forty years. Financial costs incurred in connection with the issuance of debt are being amortized using the straight-line method over the term of the related debt, which approximates the interest method.

     The Company periodically reviews the net realizable value of its intangible assets, as well as all long-lived assets, by comparing the expected future net operating cash flows, undiscounted and without interest charges, to the carrying amount of the underlying assets.

     Preopening Costs-The Company defers certain costs related to the initial merchandising and set-up of store facilities incurred prior to the opening of a store. These costs are amortized over a period of one year from the date of the store opening. As of January 31, 1997 and 1996, preopening expenses of approximately $238,000 and $140,000, respectively, were included in prepaid expenses and other. During 1996, 1995 and 1994, approximately $202,000, $1,113,000, and $1,055,000 respectively, of such costs had been amortized and are included in the statements of operations as occupancy costs.

     Advertising Costs-Advertising costs are expensed at the beginning of the ad period. During fiscal 1996, 1995 and 1994, advertising expense was $7,460,000, $5,591,000 and $3,749,000, respectively.

     Income Taxes-Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting and for income tax purposes.

     Earnings Per Share-Earnings per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the year. Options and warrants issued, when dilutive, are considered as
     exercised for all periods presented using the treasury stock method.   The
     Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for years ending after December 15, 1997. The Company does not believe adoption will have a material impact on the calculation of historical earnings per share.

2.  PROPERTY AND EQUIPMENT

Major classifications of property and equipment are:

                                                              JANUARY 31,
                                                        ------------------------
                                          USEFUL LIVES     1997          1996
                                          ------------  ----------   -----------
Land                                                   $   157,000   $   157,000
Building                                      30 years   1,740,183     1,701,976
Leasehold  improvements                     3-10 years   7,815,595     7,766,943
Furniture, fixtures and equipment           3-10 years  16,019,639    13,173,996
Assets under capital lease                     5 years     227,230       227,230
                                                       -----------   -----------
                                                        25,959,647    23,027,145
Less accumulated depreciation and
 amortization                                           (8,203,877)   (5,981,323)
                                                        ----------   -----------
                                                       $17,755,770   $17,045,822
                                                       ===========   ===========

3.  INTANGIBLE ASSETS AND DEFERRED CHARGES

Components of intangible assets and deferred charges are as follows:



                                                               JANUARY 31,
                                                       ---------------------------
                                                           1997           1996
                                                       ------------   ------------
Cost in excess of fair value of net assets acquired     $16,788,040    $16,789,040
Financing costs                                             572,850        189,455
                                                        -----------    -----------
                                                         17,360,890     16,978,495
Less accumulated amortization                            (3,721,663)    (3,199,695)
                                                        -----------    -----------
                                                        $13,639,227    $13,778,800
                                                        ===========    ===========

4.  LONG-TERM DEBT

The Company has a revolving credit facility, which expires May 1999, with a two bank group (the "Agreement") which provides the Company with a $30,000,000 revolving loan. The Agreement allows the Company to borrow up to 50% of the carrying value of its merchandise inventories. Interest under the facility is charged at the prime rate or the London Interbank Offering Rate (LIBOR) plus 2.5%, at the Company's option. Under terms of the Agreement, the Company paid the lenders an origination fee of fifty basis points (.5%) at closing. The Company will also pay a yearly fee of 37.5 basis points (.375%) on the unused portion of the revolver. Any draws under the facility are secured by the assets of the Company.

Under the Agreement, the Company is required to comply with certain covenants and is also prohibited from paying dividends. As a result of fourth quarter charges taken, (See note 10) the Company was in non-compliance at year end regarding certain financial covenants contained in the Agreement. Subsequent to year end, the Company's lenders agreed to waive or amend such covenants, and, accordingly, the Company is presently in compliance with all covenants.

5.  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                  1996             1995              1994
                              -----------        ----------       ----------
Federal:
   Current                    $(3,708,000)       $1,518,000       $2,150,000
   Deferred                        81,000           547,000          262,000
State:
   Current                       (673,000)          207,000          548,000
   Deferred                        10,000            52,000           40,000
                              -----------        ----------       ----------
                              $(4,290,000)       $2,324,000       $3,000,000
                              ===========        ==========       ==========

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:


                                                  1996               1995             1994
                                               -----------        ----------       ----------
Income tax expense at statutory rate           $(3,646,740)       $2,175,023       $2,432,294
Goodwill amortization                              191,319           172,630          159,172
State income taxes                                (675,090)          136,620          377,721
Other                                             (159,489)         (160,273)          30,813
                                               -----------        ----------       ----------
                                               $(4,290,000)       $2,324,000       $3,000,000
                                               ===========        ==========       ==========

Deferred income taxes have been provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Following is a summary of the types and amounts of the tax effect (currently 34%) of the existing temporary differences as of January 31.

                                                1996                    1995
                                              Deferred Tax          Deferred Tax
                                          (Assets)/Liabilities   (Assets)/Liabilities
                                          --------------------   --------------------
Insurance accruals                           $  (63,000)              $ (75,000)
Vacation accruals                               (96,000)                (89,000)
Rent accruals                                  (255,000)               (287,000)
Preopening expenses                              93,000                  53,000
Prepaid supplies                                510,000                 390,000
Property and equipment, net                   1,188,000                 607,000
Inventory                                       268,000                 251,000
Store closings                                 (585,000)                      -
Other                                           (48,000)                 71,000
                                             ----------               ---------
Net deferred tax liability                    1,012,000                 921,000

Less: current portion                           (65,000)               (552,000)
                                             ----------               ---------
Deferred tax liability                       $  947,000               $ 369,000
                                             ==========               =========

6.  COMMITMENT AND CONTINGENCIES

The Company is obligated under various capital leases for certain computer equipment, which expire during 1997. Future minimum lease payments under capital leases are as follows:

                                            Minimum
                                         Lease Payments
                                         --------------

Total minimum capital lease payments         $30,433
Less:  Amount representing interest            1,390
                                             -------
Present value of minimum lease payments      $29,043
                                             =======

The Company leases retail space and computer equipment pursuant to non-cancelable operating leases that expire at various dates through 2016. The future minimum lease payments under such operating leases are as follows:


Year Ending:
1997            $ 7,839,000
1998              6,772,000
1999              5,209,000
2000              3,923,000
2001              3,170,000
Thereafter       13,286,000
                -----------
                $40,199,000
                ===========

The total future minimum lease payments exclude contingent rentals which are based upon sales volume and owner expense reimbursements. Contingent rentals for fiscal 1996, 1995 and 1994 were approximately $597,000, $398,000, and $437,000, respectively. Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes and insurance. Rent expense, including contingent rental amounts, was $ 7,926,000, $7,506,000, and $6,089,000 for fiscal 1996, 1995, and 1994, respectively.

The Company and an officer and director of the Company are presently named
defendants in a lawsuit which alleges breach of contract and fraud.   The
plaintiff's complaint claims damages in excess of $10,000,000. The Company has filed a motion for summary judgment to dismiss all complaints named in the suit and is awaiting the court's ruling. The Company believes the claims are without merit and intends to vigorously defend itself regarding the claims.

The Company is also subject to various legal proceedings which arise in the ordinary course of business. The Company believes none of these proceedings, individually or in the aggregate, will have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

7.  STOCK OPTION PLAN

In July 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan provides that officers and key employees of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of shares of the Company's Common Stock (limited to 427,000 shares as of January 31, 1997). Incentive stock option prices may not be less than 100% of fair market value on the date of grant, whereas nonqualified options may be issued at prices no less than par value. All nonqualified options have been issued at fair market value at the date of grant. The options granted generally become exercisable in equal installments on the first through fourth anniversaries of the date of grant and remain exercisable until the tenth anniversary of the date of grant, when they expire. Options which are canceled are available for reissuance under the plan.

In 1996, the Board canceled 365,204 options previously granted with option prices ranging from $8.25 to $13.375 and issued 257,014 replacement options at an option price of $7.50.

In 1993, the Company adopted the Directors' 1993 Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the grant of options only to directors of the Company who are not full-time employees of the Company. Up to 60,000 shares may be granted under the Directors' Plan. Options are granted pursuant to a fixed formula, such that each eligible director is granted (i) an initial option to acquire 5,000 shares of common stock and (ii) on each February 15 after the date on which he becomes a director (while such director is still in office), an option to acquire 2,000 shares of common stock. The exercise price of the options is equal to the fair market value of the common stock on the date of grant, and all options are immediately exercisable. Options expire ten years from the date of grant.

The following table presents the stock option transactions for the Company relating to the 1992 Plan and the Director's Plan:


                                                     1992     Directors
                                                     Plan       Plan
                                                   ---------  ---------
Options outstanding and exercisable,
   January 31, 1994 ($4.77 to $16.25 per share)      237,981   20,000
Options granted ($9.50 to $13.375 per share)         204,208    8,000
Options canceled ($16.25 per share)                 (135,922)       -
                                                    --------   ------
Options outstanding and exercisable,
  January 31, 1995 ($4.77 to $13.375 per share)      306,267   28,000

Options granted ($8.25 to $11.25 per share)          105,150    8,000
Options exercised ($4.77 per share)                  (25,906)       -
Options canceled                                     (27,334)       -
                                                    --------   ------
Options outstanding and exercisable,
  January 31, 1996 ($8.25 to $13.375 per share)      358,177   36,000

Options granted ($5.25 to $7.50 per share)           377,014    6,000
Options canceled                                    (438,026)  (9,000)
                                                    --------   ------
Options outstanding and exercisable,
  January 31, 1996 ($5.25 to $11.75 per share)       297,165   33,000
                                                    ========   ======

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to December 31,
1994, under the fair value method.   The fair value of options granted in 1995
and 1996 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                             1996    1995
                            ------  ------
Expected life (in years)       5       6
Risk-free interest rate        6%    6.5%
Volatility                    48%     48%
Dividend yield                 0       0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of shares granted during 1996 and 1995 was $3.55 and $6.41, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                            1996          1995
                                        -----------    ----------
Pro forma net income (loss)             $(6,799,996)   $3,751,869
Pro forma earnings (loss) per share     $     (1.50)   $      .83

In 1993, an employee stock purchase plan (the "Plan") was created which allows participating employees to purchase common shares at prices equal to 85% of the market price of such stock, determined based on the lesser of market price at the beginning of the measurement period and the end of the measurement period. All employees employed for more than ninety days are eligible to participate in the Plan. The Plan expires either when 50,000 shares have been issued under the Plan or July 31, 1998, whichever occurs first. Purchases are made at the end of each semiannual option period. 4,891 shares were issued during 1994, 6,465 shares were issued in 1995, and 12,274 shares were issued in 1996 under the Plan.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company recorded significant fourth quarter charges related to the markdown of certain discontinued merchandise. These inventory markdowns reduced earnings by $10.3 million during the quarter. The Company also recorded a $1.5 million charge for the writedown of leasehold improvements and the possible buyout costs associated with the relocation of up to sixteen underperforming store locations scheduled for fiscal 1997. Finally, an additional charge of $300,000 was also recorded for severance payments for three executives terminated in the fourth quarter and $300,000 to write off cash registers in stores which were replaced with the Company's new POS system.

The following summarizes the unaudited quarterly results of operations for the years ended January 31, 1997 and January 31, 1996 (in thousands, except per share data):

                                            Fiscal year ended January 31, 1997
                                       -----------------------------------------------
                                        April 22    July 13    November 2   January 31
                                       ---------   ---------   ----------   ----------
Net Sales                               $27,139     $24,935      $37,901      $45,800
                                        =======     =======      =======      =======
Gross Profit                            $10,377     $ 9,211      $13,764      $ 7,156
                                        =======     =======      =======      =======
Net Income (loss)                       $   119     $  (313)     $  (613)     $(5,629)
                                        =======     =======      =======      =======
Net income per share                    $  0.03     $ (0.07)      $(0.14)     $ (1.24)
                                        =======     =======      =======      =======

                                            Fiscal year ended January 31, 1996
                                       -----------------------------------------------
                                        April 24    July 17    November 6   January 31
                                       ---------   ---------   ----------   ----------
Net Sales                               $27,651     $25,900      $39,595      $41,459
                                        =======     =======      =======      =======
Gross Profit                            $10,134     $ 8,988      $14,960      $16,514
                                        =======     =======      =======      =======
Net Income                              $   664     $   101      $     8      $ 3,138
                                        =======     =======      =======      =======
Net income per share                    $  0.15     $  0.02      $     -      $  0.69
                                        =======     =======      =======      =======