Form 10-Q
period 1997-04-26
OLD AMERICA STORES INC
filed 1997-06-23
CIK 897506

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended April 26, 1997.

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities and
       Exchange Act of 1934 for the transition period from ______ to ______.


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

At May 29, 1997, an aggregate of 3,520,437 shares of the registrant's Common Stock, value of $.01 each (the "Common Stock"), and 1,012,842 shares of registrant's Nonvoting Common Stock, value of $.01 each (the "Nonvoting Common Stock"), were outstanding.

                   OLD AMERICA STORES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                     PAGE
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             April 26, 1997 and January 31, 1997                        3

           Condensed Consolidated Statements of Operations -
             Twelve weeks ended April 26, 1997 and April 22, 1996       4

           Condensed Consolidated Statements of Cash Flows -
             Twelve weeks ended April 26, 1997 and April 22, 1996       5

           Notes to Condensed Consolidated Financial Statements        6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   8-9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings (no response required)

Item 2.  Changes in Securities (no response required)

Item 3.  Defaults Upon Senior Securities (no response required)

Item 4.  Submission of Matters to Vote of Security Holders (no response required)

Item 5.  Other Information (no response required)

Item 6.  Exhibits and Reports on Form 8-K (none)

SIGNATURES                                                             10

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                          APRIL 26, 1997   JANUARY 31, 1997
                                         -----------------------------------
                 ASSETS                     (Unaudited)
CURRENT ASSETS:
 Receivables, net of allowance               $ 7,153,786        $ 5,947,955
 Merchandise inventories                      49,014,963         56,906,255
 Prepaid expenses and other                    1,727,243          1,891,893
                                             -----------        -----------
   Total current assets                       57,895,992         64,746,103

Property and equipment, at cost, net          17,199,949         17,755,770
Intangible assets and deferred charges,
 net                                          13,516,053         13,639,227
Other assets                                     487,871            482,916
                                             -----------        -----------
                                             $89,099,865        $96,624,016
                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current debt                                $25,453,107        $         -
 Accounts payable                             16,337,066         21,813,553
 Accrued salaries and wages                      695,808          1,190,131
 Other accrued liabilities                     3,042,889          3,510,308
 Current obligations under capital
  leases                                          22,690             29,043
 Deferred income taxes                            65,000             65,000
                                             -----------        -----------
   Total current liabilities                  45,616,560         26,608,035
                                             -----------        -----------

Long-term debt                                         -         23,570,850
Deferred income taxes                            947,000            947,000
                                             -----------        -----------
   Total long-term liabilities                   947,000         24,517,850
                                             -----------        -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
 Common stock, par value $.01;
  6,000,000 shares authorized,
  3,520,437 and 3,514,500 shares issued
   and outstanding                                35,204             35,145
 Nonvoting common stock, par value
  $.01; 1,500,000 shares authorized;
   1,012,842 shares issued and outstanding        10,128             10,128
 Additional paid-in capital                   42,379,611         42,350,728
 Retained earnings                               111,362          3,102,130
                                             -----------        -----------
    Total stockholders' equity                42,536,305         45,498,131
                                             -----------        -----------

                                             $89,099,865        $96,624,016
                                             ===========        ===========

                See notes to consolidated financial statements.

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                  TWELVE WEEKS ENDED
                                        -------------------------------------
                                          APRIL 26, 1997     APRIL 22, 1996
                                        -------------------------------------
Net Sales                                    $28,155,541          $27,138,869

Cost of sales (including occupancy
 costs)                                       22,325,234           16,972,660
                                             -----------          -----------

Gross profit                                   5,830,307           10,166,209

Selling, general and administrative            9,469,202            8,915,152
 expenses

Depreciation expense                             765,509              587,079

Amortization of goodwill and intangibles         129,263              125,442
                                             -----------          -----------

Income (loss) before interest and
 income taxes                                 (4,533,667)             538,536

Interest expense, net                            452,101              337,962
                                             -----------          -----------

Income (loss) before income taxes             (4,985,768)             200,574

Income taxes                                  (1,995,000)              82,000
                                             -----------          -----------

Net income (loss)                            $(2,990,768)         $   118,574
                                             ===========          ===========

Weighted average shares outstanding            4,532,860            4,520,054
                                             ===========          ===========

Earnings per share:
    Net income (loss) per share              $      (.66)         $      0.03
                                             ===========          ===========

           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                 TWELVE WEEKS ENDED
                                        -------------------------------------
                                          APRIL 26, 1997     APRIL 22, 1996
                                        -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                         $(2,990,768)         $   118,574
   Adjustments to reconcile net income
    (loss) to net
     cash used for operating activities:
     Depreciation and amortization               894,772              712,521

     Changes in assets and liabilities:
       Increase in receivables                (1,205,832)          (2,021,697)
       Decrease in merchandise
        inventories                            7,891,294                9,306
       Decrease (increase) in prepaid
        expenses and other                       164,650              (59,518)
       Increase in other assets                  (11,043)             (83,268)
       Increase (decrease) in accounts
        payable                               (5,476,487)             566,771
       Decrease in other accrued
        liabilities                             (961,742)          (1,278,368)
                                             -----------          -----------
         Net cash used for operating
          activities                          (1,695,156)          (2,035,679)
                                             -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment         (209,690)            (161,463)
                                             -----------          -----------
         Net cash used for investing
          activities                            (209,690)            (161,463)
                                             -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving loan, net       1,882,258            1,775,000
    Proceeds from sale of equity
     securities                                   28,942               28,218
    Payments under capital leases                 (6,354)              (5,699)
                                             -----------          -----------
         Net cash provided by financing
          activities                           1,904,846            1,797,519
                                             -----------          -----------

Net decrease in cash                                   -             (399,623)
Cash, beginning of period                              -            1,239,117
                                             -----------          -----------
Cash, end of period                          $         -          $   839,494
                                             ===========          ===========

           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of OLD AMERICA STORES, INC., a Delaware corporation ("Old America"), and its wholly-owned subsidiaries, OLD AMERICA STORE, INC., a Texas corporation ("Store"), and OLD
AMERICA WHOLESALE, INC., a Delaware corporation ("Wholesale")   (Old America,
Store and Wholesale collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The Company is a specialty retailer of home decorating products and arts and crafts items with 102 operating retail locations in 25 states throughout the United States as of the end of its first quarter, April 26, 1997.

  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments including the inventory adjustment described in
Note 5) that the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles, of the consolidated financial position of the Company and its subsidiaries at April 26, 1997, and the results of their operations and cash flows for the twelve weeks ended April 26, 1997 and April 22, 1996. These results are not necessarily indicative of the results to be expected for the full fiscal years.

  The consolidated financial information presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended January 31, 1997 and 1996, included in the Company's Annual Report on Form 10-K (File No. 0-21598) dated May 1, 1997.

  The Company reports its financial results on the basis of thirteen four-week periods. The first quarter began on February 1, 1997 and ended on April 26, 1997. The first, second and fourth quarters each year include three four-week periods. The third quarter includes four four-week periods. The actual number of selling days in each period may vary from year to year.


2.   GOING CONCERN

  The Company incurred net losses of $2,990,768 for the quarter ended April 26,1997 and $6,435,710 for the year ended January 31, 1997. The Company has decided to close between 20 to 25 stores, which include 16 stores which previously were to be relocated. Additionally, the Company has requested waivers of certain of its financial covenants under its debt agreement, as the Company was not in compliance at April 26, 1997 and, accordingly, amounts outstanding under the Company's revolving credit agreement have been classified in the balance sheet as current. The Company's liquidity issues and the recent operating losses raise substantial doubt about the Company's ability to continue as a going concern.

  The Company's ability to continue as a going concern is dependent upon the willingness of the Company's lenders to waive and/or restructure the Company's financial covenants and the need for the Company's vendors to continue to ship merchandise to stores and negotiate extended payment terms for balances due such vendors until cash flows significantly improve in the third and fourth quarters. The Company is in discussions and negotiations with key vendors to obtain important basic and seasonal merchandise on more favorable payment terms and with its banks to obtain the necessary waivers and/or restructuring covenants, but cannot provide any assurance that it will be successful in such discussions and negotiations. However, the Company intends to continue to explore potential alternative financing opportunities as part of its efforts to improve its liquidity position.

  The Company's financial statements for the quarter ended April 26, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.


3.   EARNINGS PER SHARE

  Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Options and warrants issued are considered as exercised for all periods presented using the treasury stock method.


4.   LONG-TERM DEBT

  The Company has a revolving credit facility, which expires May 1999, with a two bank group (the "Agreement") which provides the Company with a $30,000,000 revolving loan. The Agreement allows the Company to borrow up to 50% of the carrying value of its merchandise inventories. Interest under the facility is charged at the prime rate or the London Interbank Offering Rate (LIBOR) plus 2.5%, at the Company's option. The Company is required to pay a yearly fee of
37.5 basis points (.375%) on the unused portion of the revolver. Any draws under the facility are secured by the assets of the Company.

  Under the Agreement, the Company is required to comply with certain covenants and is also prohibited from paying dividends. As a result of losses incurred during the first quarter, the Company was in non-compliance at quarter end regarding certain financial covenants contained in the Agreement. Management has made its lenders aware of these events and has requested waivers of such violations, although it is not known whether or not such waivers will be granted. Accordingly, the Company's revolver at quarter end has been classified as currently due in the accompanying condensed consolidated balance sheet. Should the Company be unable to successfully negotiate such waivers or obtain financing from other sources, the Company's ability to continue as a going concern could be in question.


5.   INVENTORY SHRINK

  It has been the Company's practice to estimate shrink for its stores each period based on the results from previous physical inventory counts. When subsequent physical counts are taken such estimates are reversed and actual shrink is recorded. As a result of physical inventory counts taken for 26 stores during the first quarter, management revised its estimate of inventory shrinkage for all the effect of recording the results of the actual inventory counts taken during the quarter, as well as the revision in estimate of shrink for all stores not inventoried during the quarter, was to record a charge to cost of sales during the quarter of $2.9 million. As a result of the increased shrinkage experienced during the first quarter, the Company plans to take physical inventory counts at all stores not counted in the first quarter during the second and third quarters. Due to the nature of this estimate, actual shrinkage results could differ from the estimate and modifications to the adjustment would be made in the period that the physical inventory was taken.


6.   SUBSEQUENT EVENTS

  In June 1997, the Company's Chief Executive Officer, Richard Tredinnick, resigned and the Board of Directors named Jerry Payton, Chief Operating Officer, as the interim Chief Executive Officer. Severance costs related to Mr. Tredinnick's resignation will be recorded in the second quarter.

  As a result of the significant losses and reduced cashflows experienced by the Company during the first quarter, the Company has abandoned its plans to relocate sixteen stores in fiscal 1997 and instead has decided to close between 20 and 25 stores during the year. The Company's present intent is to transfer the goods related to such stores to continuing stores. Costs related to such store closures which have not been accrued to date, if any, will be expensed in the second quarter.

  As discussed in the Company's 1996 Annual Report on Form 10-K, the Company and a former officer and director are named defendants in a lawsuit which alleges breach of contract and fraud. The Company previously filed a motion for summary judgment to dismiss all complaints named in the suit. Early in the second quarter, the Company was denied its motion for summary judgment, however, the Company continues to believe the claims are without merit and intends to vigorously defend itself regarding such claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1997 Compared to First Quarter 1996
-------------------------------------------------

Net Sales. Net sales for the first quarter ended April 26, 1997 increased by $1,017,000 or 3.7% to $28,156,000 for 102 stores open for the quarter ended April 26, 1997, from $27,139,000 for 94 stores open for the quarter ended April 22, 1996. Comparable store sales for the quarter were down 3.8% over the first quarter in the prior year. Comparable store sales results were negatively impacted by a significant reduction in advertising and a lack of basic merchandise in its stores during the first quarter of 1997. In order to reduce advertising expenses, the Company eliminated two full color inserts that were released in the prior year.

Gross Profit. Gross profit for the first quarter decreased 42.7% or $4,336,000 to $5,830,000 or 20.7% of net sales, from $10,166,000 or 37.5% of net sales in 1996. The 16.8% decrease in gross profit as a percent of net sales is primarily related to inventory charges totaling $2,932,000 (10.4%) related to results of physical inventory counts taken during the quarter and the adjustment of inventory shrinkage accruals at the remaining stores. The physical inventory results indicated an increase in shrinkage that significantly differed from the Company's historical experience. The shrinkage accrual adjustment was recorded to reflect the current trend evidenced by the physical inventory counts that were done in the first quarter. As a result of the increased shrinkage results experienced by the Company, management undertook a review of the Company's accounting systems and procedures with the assistance of Deloitte & Touche, the Company's independent auditors. Based on this review, management believes that the Company's accounting systems are operating properly but that the unanticipated inventory shrinkage was attributable largely to deficiencies in operational compliance. The Company is in the process of developing and will implement a comprehensive training program for store management within the next sixty days. The Company is also taking physical inventory counts in the second and third quarters for all stores not counted during the first quarter . In addition, other items affecting gross profit included additional warehouse and procurement costs (1.5%), increased freight due to smaller average shipments to stores by common carrier (1.3%) and an increase in cost of goods sold (1.8%) due to reduced volume and coop rebate allowances earned during the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 1997 increased $554,000 or 6.2% to $9,469,000 or 33.6% of net sales from $8,915,000 or 32.9% of net sales in 1996. Although advertising expense decreased 2.1% from the prior year, increases in general salary (2.3%) and other operating expense (.9%) offset the decline. The increase in other operating expense primarily relates to operating lease payments for point-of-sale (POS) computer hardware and software installed the summer and fall of 1996.

Depreciation Expense. Depreciation expense increased from $587,000 in the first quarter of 1996, to $766,000 in 1997. The increase in depreciation expense is primarily due to capital expenditures for the nine new stores opened in the fall of 1996 and capitalized costs of the POS conversion.

Interest Expense. Interest expense increased from $338,000 in the first quarter of 1996, to $452,000 in the first quarter of 1997. The increase is due to additional borrowings under the Company's revolving loan facility to finance 9 new stores in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Income. Net income for the first quarter decreased from $119,000 in the first quarter of 1996 to a loss of ($2,991,000) for 1997. This net loss equates to $(.66) earnings per share based on 4,532,860 weighted average shares outstanding for the first quarter of 1997, as compared to $0.03 earnings per share for the first quarter of 1996 based on 4,520,054 weighted average shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Capital expenditures for property and equipment amounted to $210,000 for the twelve weeks ended April 26, 1997.

  The Company's inventory has decreased $7,891,000 from $56,906,000 at January 31, 1997 to $49,015,000 on April 26, 1997. This decrease includes a $2.9 million inventory reduction related to increased shrink recorded in the first quarter of 1997 (See "Gross Profit" above).

  The Company also decreased purchasing levels during the quarter and used the cash to reduce outstanding accounts payable. As a result of the increased vendor payments, accounts payable was reduced 25% or $5,476,000 during the quarter. Despite significant paydowns to vendors during the quarter, the Company is still not within terms on a significant amount of its outstanding trade payable and continues to experience disruptions in the flow of merchandise to its stores. The Company believes these disruptions may also be attributable, in part, to the poor overall performance of the industry experienced within the past eighteen months.

  At April 26, 1997, bank debt was $25,453,000, an increase of $1,882,000 from January 31, 1997, representing amounts owed under the Company's existing revolving credit facility. Borrowings in the first quarter of 1997 were used to reduce vendor payable balances and purchase limited seasonal and basic merchandise. Under the facility, the Company is required to comply with certain covenants. As a result of first quarter charges discussed above, the Company was in non-compliance at quarter end regarding certain financial covenants contained in its credit facility and, accordingly, the debt was classified as current.

  The Company's ability to continue as a going concern is dependent upon the Company's lenders willingness to waive and/or restructure the Company's financial covenants and the need for the Company's vendors to continue to ship merchandise to stores and negotiate extended payment terms for balances due such vendors until cashflows significantly improve in quarters three and four. The Company is in discussions and negotiations with key vendors to obtain important basic and seasonal merchandise on more favorable payment terms and with its banks to obtain the necessary waivers and/or restructuring of its covenants, but cannot provide any assurance that it will be successful in such discussions and negotiations. However, the Company intends to continue to explore potential alternative financing opportunities as part of its efforts to improve its liquidity position.

  The Company has also abandoned its plan to relocate up to sixteen stores during the fiscal year and, instead, plans to close 20 - 25 stores and transfer merchandise to continuing stores.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                            OLD AMERICA STORES, INC.

Date:  June 23, 1997                        By:  /s/ Jim D. Schultz
                                               ----------------------------
                                               Jim D. Schultz
                                               Sr. Vice President, Secretary,
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)