Form 10-Q
period 1997-07-19
OLD AMERICA STORES INC
filed 1997-09-23
CIK 897506

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 19, 1997.

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

At August 1, 1997, an aggregate of 3,520,437 shares of the registrant's Common Stock, value of $ .01 each (the "Common Stock"), and 1,012,842 shares of registrant's Nonvoting Common Stock, value of $ .01 each (the "Nonvoting Common Stock"), were outstanding.

                   OLD AMERICA STORES, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                            Page
--------------------------------------------------------------------------------

PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                July 19, 1997 and January 31, 1997                            3

                Condensed Consolidated Statements of Operations -
                Twelve weeks and twenty-four weeks ended
                July 19, 1997 and July 13, 1996                               4

                Condensed Consolidated Statements of Cash Flows -
                Twenty-four weeks ended July 19, 1997 and July 13, 1996       5

                Notes to Condensed Consolidated Financial Statements        6-9

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (no response required)

Item 2.   Changes in Securities (no response required)

Item 3.   Defaults Upon Senior Securities (no response required)

Item 4. Submission of Matters to a Vote of Security Holders (no response required)

Item 5.   Other Information (no response required)

Item 6.   Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                   12

OLD AMERICA STORES, INC.

Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------------
                                                                                     July 19, 1997        January 31, 1997
                                                                      ----------------------------------------------------
                                ASSETS                                                (Unaudited)
CURRENT ASSETS:
   Receivables, net of allowance                                                     $  2,210,092              $ 5,947,955
   Merchandise inventories                                                             40,575,660               56,906,255
   Prepaid expenses and other                                                           1,496,477                1,891,893
                                                                                     ------------              -----------
            Total current assets                                                       44,282,229               64,746,103
                                                                                     ------------              -----------

Property and equipment, at cost, net                                                   15,252,392               17,755,770
Intangible assets and deferred charges, net                                                35,133               13,639,227
Other assets                                                                              417,148                  482,916
                                                                                     ------------              -----------
                                                                                     $ 59,986,902              $96,624,016
                                                                                     ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current debt                                                                     $ 22,235,492              $         -
    Accounts payable                                                                   15,619,005               21,813,553
    Accrued salaries and wages                                                            679,125                1,190,131
    Other accrued liabilities                                                           4,266,535                3,510,308
    Current obligations under capital leases                                               16,017                   29,043
    Deferred income taxes                                                                       -                   65,000
                                                                                     ------------              -----------
          Total current liabilities                                                    42,816,174               26,608,035
                                                                                     ------------              -----------

Long-term debt                                                                                  -               23,570,850
Deferred income taxes                                                                           -                  947,000
                                                                                     ------------              -----------
         Total long-term liabilities                                                            -               24,517,850
                                                                                     ------------              -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01; 6,000,000 shares authorized,
      3,520,437 and 3,514,500 shares issued and outstanding                                35,204                   35,145
   Nonvoting common stock, par value $.01; 1,500,000
      shares authorized; 1,012,842 shares issued and outstanding                           10,128                   10,128
   Additional paid-in capital                                                          42,379,611               42,350,728
   Retained earnings (deficit)                                                        (25,254,215)               3,102,130
                                                                                     ------------              -----------
          Total stockholders' equity                                                   17,170,728               45,498,131
                                                                                     ------------              -----------

                                                                                     $ 59,986,902              $96,624,016
                                                                                     ============              ===========

           See notes to consolidated condensed financial statements.

OLD AMERICA STORES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

----------------------------------------------------------------------------------------------------------
                                        Twelve Weeks Ended           Twenty-four weeks ended
                                   -----------------------------   ----------------------------
                                   July 19, 1997   July 13, 1996   July 19, 1997  July 13, 1996
                                   -----------------------------   ----------------------------
Net Sales                          $ 22,364,094    $ 24,934,987    $ 50,519,635   $ 52,073,856

Cost of goods sold (including
 occupancy costs)                    18,441,363      15,723,535      40,766,597     32,485,695
                                   ------------     -----------    ------------    -----------

Gross Profit                          3,922,731       9,211,452       9,753,038     19,588,161

Selling, general and
 administrative expenses              9,899,153       8,638,532      19,368,355     17,764,184


Depreciation expense                    780,001         614,808       1,545,510      1,201,887

Amortization expense                     85,992         115,868         215,255        241,310

Restructuring charges                17,582,713               -      17,582,713              -
                                   ------------     -----------    ------------    -----------

Loss before interest and taxes
                                    (24,425,128)       (157,756)    (28,958,795)       380,780

Interest expense, net                   484,701         360,301         936,802        698,263
                                   ------------     -----------    ------------    -----------

Income (loss) before income
 taxes                              (24,909,829)       (518,057)    (29,895,597)      (317,483)


Income taxes                            455,748        (205,000)     (1,539,252)      (123,000)
                                   ------------     -----------    ------------    -----------

Net loss                           $(25,365,577)    $  (313,057)   $(28,356,345)   $  (194,483)
                                   ============     ===========    ============    ===========

Weighted average shares
 outstanding                          4,539,503       4,519,521       4,539,799      4,519,775
                                   ============     ===========    ============    ===========

Earnings per share:
  Net Income (loss) per share            $(5.59)         $(0.07)         $(6.25)        $(0.04)
                                   ============     ===========    ============    ===========

           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                      TWENTY-FOUR WEEKS ENDED
                                                                            ----------------------------------------
                                                                            JULY 19, 1997              July 13, 1996
                                                                            ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(28,356,345)                $  (194,483)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Depreciation and amortization                                             1,760,765                   1,443,196
     Reduction in deferred taxes payable                                      (1,012,000)                          -
     Gain on sale of equipment                                                         -                    (198,841)
     Restructuring costs                                                      17,582,713                           -
     Changes in assets and liabilities:
       Decrease (increase) in receivables                                      3,385,807                  (2,507,366)
       Decrease (increase) in merchandise inventories                         15,519,646                  (2,200,987)
       Decrease (increase) in prepaid expenses and other                         192,216                    (125,220)
       Increase in other assets                                                 (146,178)                   (328,269)
       Increase (decrease) in accounts payable                                (6,494,547)                     24,528
       Decrease in other accrued liabilities                                    (849,561)                   (985,853)
                                                                            ------------                 -----------
         Net cash used for operating activities                                1,582,516                  (5,073,295)
                                                                            ------------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                         (263,074)                 (1,416,171)
    Proceeds from sale of equipment                                                    -                     300,000
                                                                            ------------                 -----------
         Net cash used for investing activities                                 (263,074)                 (1,116,171)
                                                                            ------------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving loan, net                                      (1,335,357)                  5,680,697
    Proceeds from sale of equity securities                                       28,942                      28,218
    Payments under capital leases                                                (13,027)                    (11,385)
                                                                            ------------                 -----------
         Net cash provided by financing activities                            (1,319,442)                  5,697,530
                                                                            ------------                 -----------

Net decrease in cash                                                                   -                    (491,936)
Cash, beginning of period                                                              -                   1,239,117
                                                                            ------------                 -----------
Cash, end of period                                                         $          -                 $   747,181
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

OLD AMERICA STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                  (Unaudited)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of OLD AMERICA STORES, INC., a Delaware corporation ("Old America"), and its wholly-owned subsidiaries, OLD AMERICA STORE, INC., a Texas corporation ("Store"), and OLD AMERICA WHOLESALE, INC., a Delaware corporation ("Wholesale") (Old America, Store and Wholesale, collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The Company is a specialty retailer of home decorating products and arts and crafts items with 86 operating retail locations in 22 states throughout the United States as of the end of its second quarter, July 19, 1997.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments except as discussed in note 4) that the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles, of the consolidated financial position of the Company and its subsidiaries at July 19, 1997, and the results of their operations for the twelve and twenty-four weeks and cash flows for the twenty-four weeks ended July 19, 1997, and July 13, 1996. These results are not necessarily indicative of the results to be expected for the current fiscal year.

     The consolidated financial information presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended January 31, 1997 and 1996, included in the Company's Annual Report on Form 10-K (File No. 0-21598) dated May 1, 1997.

     The Company reports its financial results on the basis of thirteen four-week periods. The second quarter began on April 27, 1997 and ended on July 19, 1997. The first, second and fourth quarters each year include three four-week periods. The third quarter includes four four-week periods. The actual number of selling days in each period may vary from year to year.

2.   SUBSEQUENT EVENT - BANKRUPTCY FILING

     On August 11, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware, (the "Bankruptcy Court"). The Company is currently operating its business as a debtor-in-possession under the supervision of the Bankruptcy Court.

     As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code the Company may reject leases and executory contracts. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted upon by the creditors and confirmed by the Bankruptcy Court.

OLD AMERICA STORES, INC.

--------------------------------------------------------------------------------

     The Company's Bankruptcy filing was precipitated by a number of factors. Deep discounting in the fourth quarter of 1996 eroded margins and reduced liquidity. The reduction in cash flow greatly increased the level of vendor payables at 1996 year-end and resulted in higher than normal past due invoices. Vendors responded to the past due situation by reducing shipments in the first and second quarters of 1997, which slowed sales and further decreased liquidity. In addition, the Company recorded an inventory shrink estimate of $2.9 million at the end of the first quarter based on physical inventory results at twenty-one of the Company's retail locations. This accrual reduced the Company's borrowing base and further limited the Company's ability to pay vendors. In late June, management unsuccessfully attempted to convince trade creditors to ship goods under a proposal which required vendors to defer payment on past due balances until September through December, 1997. Finally, the Company was in default with respect to its bank line throughout a significant portion of the second quarter and operated under a forbearance agreement until it filed for Chapter 11 bankruptcy on August 11, 1997.

3. GOING CONCERN

     The Company incurred net losses without regard to the restructuring charges (discussed in note 4) of $7,783,000 for the quarter ended July 19, 1997 and $10,774,000 for the twenty four weeks ended July 19, 1997. The Company has closed sixteen stores. The Company's Chapter 11 filing, liquidity issues and continuing operating losses raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to continue as a going concern is dependent upon the willingness of the Company's vendors to continue to ship merchandise to stores and negotiate payment terms for post petition purchases. Although debtor-in-possession financing has been obtained and the Company is currently negotiating with its key vendors for basic and seasonal merchandise, assurance can not be given that the necessary cash flow will be generated in the third and fourth quarters to allow the Company to continue normal operations.

     The Company's financial statements for the quarter ended July 19, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business with the exception of the restructuring charges discussed in note 4. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

4. RESTRUCTURING CHARGES

     As a result of the Company's continuing evaluation of the carrying value of its long-lived tangible and intangible assets, additional losses from operations in the second quarter and other factors discussed in note 3, the Company recorded restructuring charges of $17,583,000 in the second quarter of 1997.

OLD AMERICA STORES, INC.

--------------------------------------------------------------------------------

These charges are summarized as follows:

    Write-off of goodwill                                           $13,160,000
    Write-off of net book value of assets for closed stores           3,419,000
    Other restructuring charges                                       1,004,000
                                                                    -----------

           Total restructuring charges                              $17,583,000
                                                                    ===========

     As a result of recent significant losses recorded by the Company and the attendant uncertainty regarding the Company's reorganization proceedings, management of the Company and the Board of Directors concluded that goodwill previously recorded had been permanently impaired and, therefore, should be written off. The net book value of goodwill charged to operations was $13,160,000.

     As part of the Company's restructuring program, management closed sixteen unprofitable stores in June and July 1997. Management has also identified four additional stores slated for closure within the next sixty days. For these twenty stores, the Company has recorded a charge to earnings as part of its restructuring costs equal to the sum of 1) the net book value of fixtures and equipment, 2) all remaining unpaid lease payments through the unexpired term of the lease, and 3) the write off of all other assets which have no future value subsequent to the store closure date. Such amounts aggregated $3,419,000.

5. INVENTORIES

     As a result of inventory shrink experienced at the end of the first quarter in twenty-one retail locations, management accrued inventory shrink equal to 2% of sales for all stores not inventoried at quarter one. Management also made the decision to take physical inventories at all remaining stores in quarter two. The results of those physical counts disclosed an average shrink of 2.4% of sales since each store's last count for which an additional charge of $390,000 was recorded in the second quarter. Management intends taking selected store inventories in future periods in order to monitor shrink results going forward. Additionally, management plans to take physical counts on approximately forty stores at the end of December, 1997.

6. INCOME TAXES

     While the Company has recorded significant operating losses year-to-date, the Company is unable to recognize the tax benefits from such losses in the accompanying financial statements since there is no assurance of future realization of such benefits. Income tax expense of approximately $456,000 has been recorded to reflect a valuation allowance against tax benefits recorded in the first quarter which, because of the Company's continued deterioration in the second quarter, may not be realized.

7. LONG-TERM DEBT

     The Company had a revolving credit facility with a two bank group (the "Lenders") which provided the Company with a $30,000,000 revolving loan (the "Agreement"). The Agreement allowed

OLD AMERICA STORES, INC.

--------------------------------------------------------------------------------

the Company to borrow up to 50% of the carrying value of its merchandise inventories. Interest under the facility was charged at the prime rate or the London Interbank Offering Rate (LIBOR) plus 2.5%, at the Company's option. The Company was required to pay a yearly fee of 37.5 basis points (.375%) on the unused portion of the revolver. Any draws under the facility were secured by the assets of the Company.

     On August 12, 1997, the Company obtained Debtor-in-Possession (DIP) financing from GBFC/BankBoston. The proceeds from this financing were used to pay off the Company's existing lenders and provide working capital to the Company. The financing consists of a $30 million revolving credit facility (the "Revolver") and $5 million in term loans (the "Term Loans"). The Revolver provides for advances equal to 65% of eligible inventory, as defined. The Term Loans require no principal payment until January 1, 1998 at which time monthly installments of $211,111 are due and payable. Both the Revolver and Term Loans bear interest equal to GBFC/BankBoston Base Rate (8.59% on August 11, 1997) plus
 .625%. These facilities become due and payable at the earlier of 1) August 11, 1999, 2) emergence from Chapter 11 Bankruptcy or 3) any default under the financing agreement.

     In order to obtain the DIP financing, the Company agreed to pay a $700,000 commitment fee of which $500,000 was paid upon closing of the facility and the balance is payable in one year ($100,000 is refundable in the event the DIP financing is repaid during the second year of its term). In addition, the Company is required to pay a facility fee of $200,000 (payable in monthly installments of $8,333.33 each) and a yearly fee of 25 basis points (.25%) on the unused portion of the Revolver. All amounts borrowed under the Revolver and Term Loans are secured by the assets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996
---------------------------------------------------

Net Sales. Net sales for the second quarter ended July 19, 1997, decreased by $2,571,000 or 10.3% to $22,364,000 from $24,935,000 for the quarter ended July
13, 1996. Comparable store sales for the quarter were down 14.9% over the second quarter in the prior year. Comparable store sales have continued to deteriorate as a result of higher out-of-stock positions and reduced advertising as compared to the prior year. Net sales have also declined due to the closure of sixteen stores during the quarter.

Gross Profit. Gross profit for the second quarter decreased 57.4% or $5,288,000 to $3,923,000 or 17.5% of net sales, from $9,211,000 or 36.9% of net sales in 1996. The 19.4% decrease in gross profit as a percent of net sales is primarily attributable to (i) an increase in the accrual for inventory shrinkage which reflects actual results achieved during the first half of the year, (ii) an increase in warehouse and procurement costs due to a 16.1% decline in inventory levels from the prior year, (iii) lower merchandise margins attributable to increased discounting incurred during the quarter in an attempt to stimulate sales, and (iv) an increase in markdowns related to clearance merchandise.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 1997 increased $1,260,000 or 14.6% to $9,899,000 or 44.3% of net sales from $8,639,000 or 34.6% of net sales in 1996. This 9.7% of net sales increase is primarily attributable to an increase in salaries and wages (6.6%) due to lost leverage from lower sales. Although sixteen stores were closed during the quarter, additional labor costs were incurred to move merchandise to remaining stores after the closures.

     As a result of lowering the Company's store count from 102 stores to 86 stores and implementing an austerity program, management has reduced its corporate payroll by approximately $900,000 on an annualized basis going forward. Management intends to continue reviewing its corporate cost structure to hold such costs in line with its remaining store base.

Depreciation Expense. Depreciation expense increased from $615,000 in the second quarter of 1996, to $780,000 in 1997. This increase is primarily associated with capitalized costs of new stores incurred since the second quarter of 1996.

Restructuring Charges. Restructuring charges were recorded due to the Company's determination that certain long-lived tangible and intangible assets had been permanently impaired and the decision to close sixteen stores during the quarter. The restructuring charges amounted to $17,583,000 and were primarily a write-off of goodwill ($13,160,000) and costs related to completed and planned store closures ($3,419,000).

Interest Expense. Interest expense increased from $360,000 in the second quarter of 1996, to $485,000 in the second quarter of 1997. The growth in interest expense is due to increased borrowings under the revolving loan facility to finance the nine new stores in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Income. Net income for the second quarter decreased from a net loss of $313,000 in the second quarter of 1996 to a loss of $25,366,000 for 1997. This net loss equates to $5.59 loss per share based on 4,539,503 weighted average shares outstanding for the second quarter of 1997, as compared to $0.07 loss per share for the second quarter of 1996 based on 4,519,521 weighted average shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures for property and equipment amounted to $263,000 for the twenty-four weeks ended July 19, 1997. Such expenditures are related to normal replacement of store equipment. The Company's inventory has decreased $16,330,000 from $56,906,000 at January 31, 1997 to $40,576,000 on July 19,
1997. This decrease reflects the reduction in the total number of stores, 102 stores at January 31, 1997, down to 86 stores at the end of the second quarter. In addition, per store inventory has declined from an average of $558,000 per store at January 31, 1997, to an average of $472,000 per store at July 19, 1997. This per store decrease reflects a significant reduction in vendor shipments resulting from higher-than-normal past due balances for the Company's vendors payable.

     At July 19, 1997, bank debt was $22,235,000, a decrease of $1,336,000 from January 31, 1997. At the end of the second quarter, the Company was in an overline position with respect to its credit agreement, however, the lenders agreed to continue normal operations until the Chapter 11 Bankruptcy filing on August 11, 1997. In conjunction with the Chapter 11 filing the Company obtained debtor-in-possession (DIP) financing from GBFC/BankBoston which allowed the Company to repay its existing indebtedness and have cash availability to purchase inventory going forward.

     The Company is currently in the process of preparing the reorganization plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on August 19, 1997 reporting that the Company had filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             OLD AMERICA STORES, INC.

Date:  September 2, 1997                       By:  /s/ Jim D. Schultz
       -----------------                          ------------------------------
                                               Jim D. Schultz
                                               Vice President, Secretary,
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial
                                               and Accounting Officer)