Form 10-Q
period 1997-11-08
OLD AMERICA STORES INC
filed 1998-01-30
CIK 897506

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 8, 1997.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes [ ]  No [X]

At December 12, 1997, an aggregate of 3,530,727 shares of the registrant's Common Stock, value of $ .01 each (the "Common Stock"), and 1,012,842 shares of registrant's Nonvoting Common Stock, value of $ .01 each (the "Nonvoting Common Stock"), were outstanding.

                   OLD AMERICA STORES, INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)

                               Table of Contents




                                                                            Page
--------------------------------------------------------------------------------


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                November 8, 1997 and January 31, 1997                       3

                Condensed Consolidated Statements of Operations -
                Sixteen weeks and year-to-date ended
                November 8, 1997 and November 2, 1996                       4

                Condensed Consolidated Statements of Cash Flows -
                Year-to-date ended November 8, 1997 and November 2, 1996    5

                Notes to Condensed Consolidated Financial Statements        6-10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities (no response required)

Item 3.   Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders (no response required)

Item 5.   Other Information (no response required)

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                  13

OLD AMERICA STORES, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                              November 8, 1997  January 31, 1997
                                              ----------------------------------
                       ASSETS                             (Unaudited)

CURRENT ASSETS:
   Receivables, net of allowance                  $  3,110,159       $ 5,947,955
   Merchandise inventories                          42,592,587        56,906,255
   Prepaid expenses and other                        2,433,662         1,891,893
                                                  ------------       -----------
            Total current assets                    48,136,408        64,746,103
                                                  ------------       -----------

Property and equipment, at cost, net                14,482,731        17,755,770
Intangible assets and deferred charges, net             52,141        13,639,227
Other assets                                           421,148           482,916
                                                  ------------       -----------
                                                  $ 63,092,428       $96,624,016
                                                  ============       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current debt                                  $ 26,876,872       $         -
    Accounts payable                                 3,678,047        21,813,553
    Accrued salaries and wages                         945,931         1,190,131
    Other accrued liabilities                        2,400,660         3,510,308
    Current obligations under capital leases             7,229            29,043
    Deferred income taxes                                    -            65,000
                                                  ------------       -----------
          Total current liabilities                 33,908,739        26,608,035
                                                  ------------       -----------

    Liabilities subject to compromise               20,095,175                 -
                                                  ------------       -----------

Long-term debt                                               -        23,570,850
Deferred income taxes                                        -           947,000
                                                  ------------       -----------
          Total long-term liabilities                        -        24,517,850
                                                  ------------       -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01; 6,000,000
      shares authorized, 3,530,727 and 3,514,500
      shares issued and outstanding                     35,307            35,145
   Nonvoting common stock, par value $.01;
      1,500,000 shares authorized; 1,012,842
      shares issued and outstanding                     10,128            10,128
   Additional paid-in capital                       42,385,939        42,350,728
   Retained earnings (deficit)                     (33,342,860)        3,102,130
                                                  ------------       -----------
          Total stockholders' equity                 9,088,514        45,498,131
                                                  ------------       -----------

                                                  $ 63,092,428       $96,624,016
                                                  ============       ===========


           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                         QUARTER ENDED             YEAR-TO-DATE ENDED
                                  ---------------------------   ---------------------------
                                  NOVEMBER 8,     NOVEMBER 2,   NOVEMBER 8,     NOVEMBER 2,
                                     1997            1996          1997            1996
                                  ---------------------------   ---------------------------

Net sales                         $25,128,577     $37,900,615   $ 75,648,212    $89,984,471
                                  -----------     -----------   ------------    -----------
Cost of goods sold (including
occupancy costs)                   18,716,637      24,136,350     59,483,234     56,632,045
                                  -----------     -----------   ------------    -----------
Gross profit                        6,411,940      13,764,265     16,164,978     33,352,426
                                  -----------     -----------   ------------    -----------
Selling, general and
administrative expenses            10,932,575      13,272,305     30,300,930     31,036,490


Depreciation expense                  916,839         805,726      2,462,349      2,007,613

Amortization expense                  938,685         159,031      1,153,940        400,340

Restructuring charges               1,015,580               -     18,598,293              -
                                  -----------     -----------   ------------    -----------

Loss before interest and taxes     (7,391,739)       (472,797)   (36,350,534)       (92,017)

Interest expense, net                 696,905         569,876      1,633,707      1,268,139
                                  -----------     -----------   ------------    -----------
Loss before income taxes           (8,088,644)    (1,042,673)    (37,984,241)    (1,360,156)

Income taxes                                -       (430,000)     (1,539,252)      (553,000)
                                  -----------     -----------   ------------    -----------

Net loss                          $(8,088,644)    $  (612,673)  $(36,444,989)   $  (807,156)
                                  ===========     ===========   ============    ===========

Weighted average shares
outstanding                         4,542,558       4,526,815      4,542,892      4,521,558
                                  ===========     ===========   ============    ===========

Earnings per share:
  Net loss per share              $     (1.78)    $     (0.14)  $      (8.02)   $     (0.18)
                                  ===========     ===========   ============    ===========


           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------




                                                                  YEAR-TO-DATE ENDED
                                                         ------------------------------------
                                                         NOVEMBER 8, 1997    NOVEMBER 2, 1996
                                                         ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(36,444,989)       $   (807,156)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Depreciation and amortization                            2,749,622           2,407,953
     Provision for deferred taxes                            (1,012,000)           (416,323)
     Gain on sale of equipment                                        -            (198,841)
     Restructuring charges                                   17,304,562                   -
     Cash used for restructuring items:
       Professional fees                                        736,759                   -
       Payroll expenses                                         385,005                   -
       Other                                                    171,967                   -
     Changes in assets and liabilities:
       Decrease (increase) in receivables                     2,485,740          (2,005,456)
       Decrease (increase) in merchandise inventories        13,502,153         (13,654,055)
       Increase in prepaid expenses and other                  (744,969)           (187,446)
       Increase in other assets                                (239,204)           (367,309)
       Increase (decrease) in accounts payable               (1,046,225)         10,193,279
       Decrease (increase) in other accrued liabilities        (757,751)              8,554
                                                           ------------        ------------
         Net cash used for operating activities              (2,909,330)         (5,026,800)
                                                           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                        (410,251)         (3,747,902)
    Proceeds from sale of equipment                                   -             300,000
                                                           ------------        ------------
         Net cash used for investing activities                (410,251)         (3,447,902)
                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving loan, net                      3,306,022           8,792,199
    Proceeds from sale of equity securities                      35,373              91,934
    Payments under capital leases                               (21,814)            (19,409)
                                                           ------------        ------------
         Net cash provided by financing activities            3,319,581           8,864,724
                                                           ------------        ------------

Net increase (decrease) in cash                                       -             390,022
Cash, beginning of period                                             -           1,239,117
                                                           ------------        ------------
Cash, end of period                                                   -        $  1,629,139
                                                           ============        ============



           See notes to condensed consolidated financial statements.

OLD AMERICA STORES, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements include the accounts of OLD AMERICA STORES, INC., a Delaware corporation ("Old America"), and its wholly-owned subsidiaries, OLD AMERICA STORE, INC., a Texas corporation ("Store"), and OLD AMERICA WHOLESALE, INC., a Delaware corporation ("Wholesale") (Old America, Store and Wholesale, collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The Company is a specialty retailer of home decorating products and arts and crafts items with 83 operating retail locations in 22 states throughout the United States as of the end of its third quarter, November 8, 1997.

          In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments except as discussed in note 4) that the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles, of the consolidated financial position of the Company and its subsidiaries at November 8, 1997, and the results of their operations for the quarter and year-to-date and cash flows for the year-to-date ended November 8, 1997, and November 2, 1996. These results are not necessarily indicative of the results to be expected for the current fiscal year.

          The consolidated financial information presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended January 31, 1997 and 1996, included in the Company's Annual Report on Form 10-K (File No. 0-21598) dated May 1, 1997.

          The Company reports its financial results on the basis of thirteen periods. The third quarter began on July 20, 1997 and ended on November 8, 1997. The first, second and fourth quarters each year include three periods. The third quarter includes four periods. The actual number of selling days in each period may vary from year to year.

2.   BANKRUPTCY FILING

          On August 11, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware, (the "Bankruptcy Court"). Prior to the sale transaction discussed in
Note 8 below, the Company had been operating its business as a debtor-in-possession under the supervision of the Bankruptcy Court.

          As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject leases and executory contracts. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

OLD AMERICA STORES, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


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

3.   GOING CONCERN

          The Company incurred net losses without regard to the restructuring charges (discussed in note 4) of $7,073,000 for the quarter ended November 8, 1997 and $17,752,000 for the year-to-date ended November 8, 1997. The Company closed sixteen stores and sold the inventory at three stores to an outside group conducting going-out-of-business sales. The Company's Chapter 11 filing, liquidity issues, continuing operating losses and the Company present non-compliance with bank covenants which have remained uncured raise substantial doubt about the Company's ability to continue as a going concern. In addition, effective October 10, 1997 the Company was notified by NASDAQ that it no longer qualifies for inclusion in the national market system .

          In November 1997, the Company engaged an investment banking firm to assist the Company in identifying a buyer for the Company. As discussed in Note 8, the assets of the company were sold on January 21, 1998.

          The Company's financial statements for the quarter ended November 8, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business with the exception of the restructuring charges discussed in note 4 and financing cost as discussed in note 7. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

4.   RESTRUCTURING CHARGES

          As a result of the Company's continuing evaluation of the carrying value of its long-lived tangible and intangible assets, additional losses from operations in the second quarter and other factors discussed in note 3, the Company recorded restructuring charges of $17,583,000 in the second quarter and $1,016,000 in the third quarter of 1997.

OLD AMERICA STORES, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


These charges are summarized as follows:

      Write-off of goodwill                                       $13,160,000
      Write-off of net book value of assets for closed stores       3,855,000
      Other restructuring charges                                   1,583,000
                                                                  -----------

           Total restructuring charges                            $18,598,000
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

          As part of the Company's restructuring program, management closed sixteen unprofitable stores in June and July 1997 and an additional three stores in October 1997. The inventory at these stores was sold to the NASSI Group, LLC at 31% of retail value. For the closed and GOB stores, the Company has recorded a charge to earnings as part of its restructuring costs equal to the sum of 1) the net book value of fixtures and equipment, 2) all remaining unpaid lease payments through the remaining term of the lease, and 3) the write off of all other assets which have no future value subsequent to the store closure date. Such amounts aggregated $3,855,000.

5.   INVENTORIES

          As a result of inventory shrink experienced at the end of the first quarter in twenty-one retail locations, management accrued inventory shrink equal to 2% of sales for all stores not inventoried at quarter one. Management also made the decision to take physical inventories at all remaining stores in quarter two. The results of those physical counts disclosed an average shrink of 2.4% of sales since each store's last count. In December 1997, the Company took physical inventories at 33 stores which resulted in an aggregate gain of 1.5% of sales since the last inventories.

6.   INCOME TAXES

          While the Company has recorded significant operating losses year-to-date, the Company is unable to recognize the tax benefits from such losses in the accompanying financial statements since there is no assurance of future realization of such benefits. Therefore, income tax expense has not been recorded in the third quarter.

OLD AMERICA STORES, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


7.   LONG-TERM DEBT

          On August 12, 1997, the Company obtained Debtor-in-Possession (DIP) financing from GBFC/BankBoston. The proceeds from this financing were used to pay off the Company's existing lenders and provide working capital to the Company. The financing consisted of a $30 million revolving credit facility (the "Revolver") and $5 million in term loans (the "Term Loans"). The Revolver provided for advances equal to 65% of eligible inventory, as defined. The Term Loans require no principal payment until January 1, 1998 at which time monthly installments of $211,111 were due and payable. Both the Revolver and Term Loans bear interest equal to GBFC/BankBoston Base Rate (8.59% on August 11, 1997) plus
 .625%. These facilities were scheduled to become due and payable at the earlier of 1) August 11, 1999, 2) emergence from Chapter 11 Bankruptcy or 3) any default under the financing agreement.

          In order to obtain the DIP financing, the Company agreed to pay a $700,000 commitment fee of which $500,000 was paid upon closing of the facility with the balance payable in one year. In addition, a facility fee of $200,000 (payable in monthly installments of $8,333.33 each) and a yearly fee of 25 basis points (.25%) on the unused portion of the Revolver were incurred. All amounts borrowed under the Revolver and Term Loans are secured by the assets of the Company. At the end of the third quarter the Company was not in compliance with certain loan covenants. Accordingly, the revolving and term loans are classified as current liabilities on the Balance Sheet as of November 8,1997. In addition, the loan commitment fee ($700,000) and facility fee ($200,000) were recorded as financing costs in the Company's Statement of Operations in the third quarter. Although, GBFC/BankBoston has continued to fund the Company's cash flow needs for operating expenses, the Company was forced to suspend payments to its vendors commencing in early December 1997. Consequently, the Company received almost no inventory since that time. GBFC/BankBoston substantially reduced the Company's loan availability by: (I) reducing the borrowing base for an additional shrink reserve of $500,000, (ii) requiring a 1998 Ad Valorem tax reserve of $437,000 during the month of December 1997 as a reduction in the borrowing base, and (iii) phase in a reduction in the advance rate to 50% in December 1997.

          Effective December 1, 1997, GBFC/BankBoston had also increased its interest rate on the revolver and term facilities to 12.125%, the default rate provided in its agreement.

8.   SUBSEQUENT EVENTS

On January 16, 1998, the bankruptcy court approved the sale of all assets of the Company and its subsidiaries to Old America Stores, LP and KOB, LP in exchange for cash, used primarily to pay off all secured indebtedness, and the assumption of substantially all post petition liabilities of the Company and its subsidiaries. The purchase price was determined through arms-length negotiations between the parties. The purchase price did not provide for any payment to pre-petition creditors or stockholders. Accordingly, there will be no value for the stockholders of the Company. As a result of

OLD AMERICA STORES, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


the sale, the Company and its subsidiaries have terminated operations and is in the process of liquidating and winding up their affairs. The transaction closed on January 21, 1998.

          As discussed in the Company's 1996 Annual Report on Form 10-K, the Company and a former officer and director are named defendants in a lawsuit which alleges breach of contract and fraud. The Company is a party to a settlement agreement between the Company, the plaintiff and the Company's insurance carrier whereby the Company has agreed to pay $50,000 in exchange for full release of all claims against the Company and its former officer. The settlement has been approved by the Company's bankruptcy court and is pending approval of the plaintiff's bankruptcy court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1997 Compared to Third Quarter 1996
-------------------------------------------------

Net Sales. Net sales for the third quarter ended November 8, 1997, decreased by $12,772,000 or 33.7% to $25,129,000 from $37,901,000 for the quarter ended
November 2, 1996. Comparable store sales for the quarter were down 28.8% over the third quarter in the prior year. Comparable store sales have continued to deteriorate as a result of higher out-of-stock positions and reduced advertising as compared to the prior year.

Gross Profit. Gross profit for the third quarter decreased 53.4% or $7,352,000 to $6,412,000 or 25.5% of net sales, from $13,764,000 or 36.3% of net sales in 1996. The 11.2% decrease in gross profit as a percent of net sales is primarily attributable to (i) an increase in the accrual for inventory shrinkage which reflects actual results achieved during the first half of the year, (ii) a significant decline in the amount of expenses that can be capitalized into inventory due to a reduction in purchasing from the prior year, (iii) an increase in rent expense as a percent to sales (although the dollar amount declined, the percentage increase is due to reduction in leverage from lower sales) and (iv) a loss on sale of inventory to an outside liquidation company in three stores to be closed ($435,000).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 1997 decreased $2,339,000 or 17.6% to $10,933,000 or 43.5% of net sales from $13,272,000 or 35.0% of net sales in 1996. This 8.5% of net sales increase is primarily attributable to an increase in salaries and wages (5.7%) due to lost leverage from lower sales.

Depreciation Expense. Depreciation expense increased from $806,000 in the third quarter of 1996, to $917,000 in 1997. This increase is primarily associated with capitalized costs of new stores incurred since the third quarter of 1996.

Restructuring Charges. Restructuring charges resulting from the bankruptcy filing during the quarter were recorded. The restructuring charges amounted to $1,016,000 which represented professional fees ($630,000) and a reserve for bonuses to certain key employees for remaining through the bankruptcy process ($385,000).

Interest Expense. Interest expense increased from $570,000 in the third quarter of 1996, to $697,000 in the third quarter of 1997. The growth in interest expense is due to increased borrowings under the revolving loan facility to finance the nine new stores in 1996.

Net Income. Net income for the third quarter decreased from a net loss of $613,000 in the third quarter of 1996 to a loss of $8,089,000 for 1997. This net loss equates to $1.78 loss per share based on 4,542,558 weighted average shares outstanding for the third quarter of 1997, as compared to $0.14 loss per share for the third quarter of 1996 based on 4,526,815 weighted average shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for property and equipment amounted to $410,000 for the forty weeks ended November 8, 1997. Such expenditures are related to normal replacement of store equipment. The Company's inventory has decreased $14,313,000 from $56,906,000 at January 31, 1997 to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$42,593,000 on November 8, 1997. This decrease reflects the reduction in the total number of stores, 102 stores at January 31, 1997, down to 83 stores at the end of the third quarter. In addition, per store inventory has declined from an average of $558,000 per store at January 31, 1997, to an average of $513,000 per store at November 8, 1997. This per store decrease reflects a significant reduction in vendor shipments resulting from higher-than-normal past due balances for the Company's vendors payable.

At November 8, 1997, long-term and short-term bank debt was $26,877,000, an increase of $3,306,000 from January 31, 1997. On August 11, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware, (the "Bankruptcy Court"). The Company is currently operating its business as a debtor-in-possession under the supervision of the Bankruptcy Court. In conjunction with the Chapter 11 filing the Company obtained debtor-in-possession (DIP) financing from GBFC/BankBoston which allowed the Company to repay its existing indebtedness and have cash availability to purchase regular and seasonal merchandise. At the end of the third quarter the Company was not in compliance on certain loan covenants. Accordingly, the revolving and term loans are classified as current liabilities on the Balance Sheet as of November 8,1997. GBFC/BankBoston has agreed to continue to fund the DIP financing on a discretionary basis (see note 7 to the financial statements).

          On January 16, 1998, the bankruptcy court approved the sale of all assets of the Company and its subsidiaries to Old America Stores, LP and KOB, LP in exchange for cash, used primarily to pay off all secured indebtedness, and the assumption of substantially all post petition liabilities of the Company and its subsidiaries. The purchase price was determined through arms-length negotiations between the parties. The purchase price did not provide for any payment to pre-petition creditors or stockholders. Accordingly, there will be no value for the stockholders of the Company. As a result of the sale, the Company and its subsidiaries have terminated operations and are in the process of liquidating and winding up their affairs. The transaction closed on January 21, 1998.

PART II.  OTHER INFORMATION
---------------------------


ITEMS 1 AND 3.  LEGAL PROCEEDINGS AND DEFAULTS UPON SENIOR SECURITIES
     See Part I. Item 2. Management's Discussion and Analysis for a discussion of these matters.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (2.1) Asset Purchase Agreement between Old America Stores, Inc., and its subsidiaries and Old America Stores, LP and KOB, LP

     (99)    Press Release dated January 26, 1998

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OLD AMERICA STORES, INC.

Date:  January 29, 1998                       By:  /s/ Jim D. Schultz
                                                   ------------------
                                              Jim D. Schultz
                                              Senior Vice President, Secretary,
                                              Treasurer and Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)